Form 10-Q
period 2004-05-01
GANDER MOUNTAIN CO
filed 2004-06-14
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                              TO

COMMISSION FILE NUMBER 0-50659.

GANDER MOUNTAIN COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA	41-1990949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4567 AMERICAN BOULEVARD WEST MINNEAPOLIS, MINNESOTA	55437
(Address of Principal Executive Offices)	(Zip Code)

(952) 830-8700
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, $.01 par value – 14,221,925 shares as of June 9, 2004.

GANDER MOUNTAIN COMPANY

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company

Condensed Statements of Operations – Unaudited

(In thousands, except per share data)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Sales	$98,719	$69,427
Cost of goods sold	79,452	57,304
Gross profit	19,267	12,123

Operating expenses:
Store operating expenses	23,632	16,160
General and administrative expenses	6,498	5,074
Pre-opening expenses	1,230	1,320
Loss from operations	(12,093)	(10,431)
Interest expense, net	1,503	816
Loss before income taxes	(13,596)	(11,247)
Income tax provision (benefit)	—	—
Net loss	(13,596)	(11,247)

Less preferred stock dividends	4,305	4,131

Loss applicable to common shareholders	$(17,901)	$(15,378)

Basic and diluted loss applicable to common shareholders per share	$(10.52)	$(15.80)

Weighted average common shares outstanding	1,701	973

See accompanying notes to unaudited condensed financial statements

Gander Mountain Company

Condensed Balance Sheets

(In thousands)

	May 1, 2004	January 31, 2004 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,069	$970
Accounts receivable, net	11,989	6,610
Inventories	226,039	180,361
Prepaids and other current assets	5,244	3,599

Total current assets	244,341	191,540

Property and equipment, net	59,748	54,421
Other assets	4,203	4,307

Total assets	$308,292	$250,268

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$55,280	$102,058
Accounts payable	70,369	35,957
Accrued and other current liabilities	26,873	29,892

Total current liabilities	152,522	167,907

Long term liabilities	3,359	12,570

Shareholders’ equity	152,411	69,791

Total liabilities and shareholders’ equity	$308,292	$250,268

(1)          The consolidated balance sheet as of January 31, 2004 has been condensed from the audited financial statements.

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Statements of Cash Flows – Unaudited

(In thousands)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Operating activities
Net loss	$(13,596)	$(11,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,483	1,813
Change in operating assets and liabilities:
Accounts receivable	(5,380)	(1,998)
Inventories	(45,678)	(48,000)
Prepaid expenses and other assets	(1,680)	(486)
Accounts payable and other liabilities	32,023	21,404
Net cash used in operating activities	(31,828)	(38,514)

Investing activities
Purchase of property and equipment	(7,671)	(3,572)
Net cash used in investing activities	(7,671)	(3,572)

Financing activities
Proceeds from sale of common stock, net of expenses	96,216	—
(Repayments of) proceeds from notes with affiliates	(9,839)	3,224
(Repayments of) borrowings under credit facility, net	(46,779)	38,948
Net cash provided by financing activities	39,598	42,172

Net increase in cash	99	86
Cash, beginning of period	970	591

Cash, end of period	$1,069	$677

See accompanying notes to unaudited condensed financial statements

Gander Mountain Company

Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of May 1, 2004 and for the 13 weeks ended May 1, 2004 and May 3, 2003 is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, such unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All such adjustments are of a normal recurring nature. These interim financials statements and the related notes should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2004.

Our business is seasonal in nature and interim results may not be indicative of results for a full year. Historically, we have realized more of our sales in the latter half of our fiscal year, which includes hunting and holiday seasons. Our business is also impacted by the timing of new store openings. Both seasonality and new store openings impact the analysis of the results of operations and financial condition for comparable periods.

2. Initial Public Offering and Capital Stock

On April 26, 2004 we completed our initial public offering of 6,583,750 shares of common stock, including the underwriters’ over-allotment, resulting in proceeds to us of $96.2 million, net of transaction costs of $9.1 million.  We used $9.8 million of the net proceeds to repay all of our debt to Holiday Companies and the remaining $86.4 million to reduce outstanding indebtedness under our credit facility with Fleet Retail Finance.

Upon completion of our initial public offering and the filing of our Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.  Our previously outstanding Class A, B and C convertible preferred stock was converted into 6,664,927 shares of common stock and our outstanding Class A and B common stock was recapitalized into 973,248 shares of common stock.  As of May 1, 2004, there were 14,221,925 shares of common stock outstanding.

3. Stock-Based Compensation

We continue to apply Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation plans.  Accordingly, compensation expense has not been recognized for employee stock options as the exercise price for options granted is greater than or equal to our stock price on the date of grant.

In February 2004, we granted options to purchase 109,728 shares of common stock to certain officers with an exercise price of $16.00 per share, the price to the public of our shares in our initial public offering.  These options will vest in three equal increments on July 31, 2004 and the two subsequent anniversaries thereafter.  These options are exercisable for a period of nine years from the date of grant.

In February 2004, we adopted the Gander Mountain Company 2004 Omnibus Stock Plan which authorizes the granting of stock based awards up to 2,144,000 shares of common stock. This plan was approved by shareholders in March 2004.  Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards.

Concurrent with the pricing of our initial public offering, we granted options to purchase 841,750 shares of common stock, with an exercise price of $16.00 per share, to our employees under the 2004 Omnibus Stock Plan.  These options will vest in equal increments over three years from date of issuance and are exercisable for a period of ten years from the date of grant.

The table below illustrates the effect on net loss and net loss per share applicable to common shareholders as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation (in thousands except per share data):

	13 Weeks Ended
	May 1, 2004	May 3, 2003

Net loss applicable to common shareholders, as reported	$(17,901)	$(15,378)
Add: Stock based employee compensation expense included in reported net loss	—	—

Deduct: Stock based employee compensation expense determined under the fair value method, net of tax	(191)	(99)

Pro forma net loss applicable to common shareholders	$(18,092)	$(15,477)

Net loss per share
Basic and diluted - as reported	$(10.52)	$(15.80)

Basic and diluted – pro forma	$(10.64)	$(15.91)

The weighted average fair value of options granted the quarter ended May 1, 2004 was $7.61 per option share. There were no options granted during the quarter ended May 3, 2003. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	May 1, 2004	May 3, 2003

Risk-free interest rate	3.67%	NA
Expected dividend yield	0.00%	NA
Expected stock price volatility	50.00%	NA
Expected life of stock options	5 years	NA

4. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding.  All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding because their inclusion would have an anti-dilutive effect on loss per share.  Options to purchase 2,013,315 and 1,061,837 shares of common stock were outstanding at the end of the fiscal quarters ended May 1, 2004 and May 3, 2003, respectively.

The accompanying condensed unaudited financial statements report loss applicable to common shareholders and loss applicable to common shareholders per share in accordance with accounting principles generally accepted in the United States of America.  We also disclose this information on a pro forma basis below.  We closed the initial public offering of our common stock on April 26, 2004.  The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, our 32-for-1 stock split and our initial public offering took place at the beginning of the 13 week periods ended May 1, 2004 and May 3, 2003. The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of our debt to Holiday Companies and our credit facility indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes.  We believe the use of pro forma amounts provides meaningful information due to the significant increase in outstanding shares as a result of our initial public offering and the elimination of our preferred stock dividends.

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Pro Forma Data :
Pro forma net loss applicable to common shareholders	$(12,654)	$(10,695)
Pro forma basic and diluted loss applicable to common shareholders per share	$(0.89)	$(0.89)
Pro forma weighted average common shares outstanding	14,222	12,081

Reconciliation of Pro Forma Data to GAAP:
Loss applicable to common shareholders	$(17,901)	$(15,378)
Preferred stock dividends	4,305	4,131
Interest expense reduction	942	552
Pro forma net loss	$(12,654)	$(10,695)

Weighted average common shares outstanding	1,701	973
Conversion of preferred shares to common shares	6,299	6,665
Additional shares issued in our initial public offering	6,222	4,443
Pro forma weighted average common shares outstanding	14,222	12,081

We continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock in accordance with accounting standards until the closing of our initial public offering.  No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure completed in connection with our initial public offering. Accordingly, no such obligation or reduction to net income/(loss) will be reflected in our quarterly results of operations after May 1, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

These interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2004.

Overview

The Gander Mountain brand name has a long heritage and strong appeal to outdoor lifestyle customers given the brand’s 36 year history as a nationwide catalog operation from 1960 to 1996, which by 1996 was augmented with 17 retail stores.  In 1996 and 1997 Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business.  We have expanded our store base from 26 stores in 1997 to 67 Gander Mountain stores in nine states as of May 1, 2004.

We have built our business by offering our customers a broad and deep assortment of national, regional and owned brand hunting, fishing and camping equipment, accessories and related technical apparel and footwear at low prices, accompanied by knowledgeable customer service.  Our success will depend on our ability to grow our business by building new stores and by increasing sales in our existing stores.

We have embarked on a series of strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and accelerating new store openings.  We are transforming our market position from a traditional specialty store to a larger format, category-focused store by opening new larger format stores and increasing the selling space within our existing stores.  The larger format strategy has allowed us to offer our customers a broader and deeper assortment of merchandise.  These improvements, along with our “every day low price” policy on key equipment and accessories, have driven sales at new stores and had a positive impact on comparable store sales in recent quarters.

We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales.  These results translate into store operating contribution which we use to evaluate overall performance on an individual store basis.  Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin.  In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of sales basis. Pre-opening expenses are analyzed based on the number of store openings, market attributes and store size.

We also measure and evaluate investments in our retail locations, including inventory and property and equipment.  Inventory performance is primarily measured by inventory turns, or the number of times store inventory turns over in a given period, and amounts of owned inventory at various times based on payment terms from our vendors.  The most significant investments in property and equipment are made at the time a store is opened by us.

Overall, we expect our retail locations to equal or exceed national retail averages for comparable store sales changes and, accordingly, we expect our sales per square foot to increase gradually over time.  However, we cannot assure you that we will be able to equal or exceed national retail averages for comparable store sales or improve our sales per square foot.

We believe that the overall growth of our business will allow us to maintain or increase our gross margins.  Increased merchandise volumes enable us to improve our purchasing leverage and achieve greater support throughout the supply chain.  Our gross margins are also influenced by the mix of merchandise in our total sales.  As we continue sales and store growth, a number of other factors may impact, positively or negatively, our gross margin percentage, including:

•                  the introduction of new product categories with varying gross margin percentage characteristics,

•                  changes in the merchandise mix at our current locations,

•                  differences in merchandise mix by geographic location,

•                  price competition,

•                  sourcing of products from locations outside the United States,

•                  vendor programs, and

•                  supply chain enhancements.

The most significant store operating expenses are labor and related employee benefits and advertising.  We believe the combination of increased sales volume and improved labor management within our stores will allow us to better leverage payroll expenses over time.  Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation.  We continually monitor this cost and review strategies to effectively control increases but we are subject to the overall trend of increases in health care costs.  Advertising costs are monitored as a percentage of sales.  These costs are largely variable which allows us to actively manage them to facilitate achieving our sales, gross margin percentage and store operating contribution objectives.

Store operating contribution is measured as a percentage of sales.  It gives us an overall measure as to whether or not individual locations and markets are meeting our financial objectives.

General and administrative expenses are controlled in absolute amounts and monitored as a percentage of sales.  In anticipation of our accelerated growth plans, we have made significant investments in infrastructure, including our information systems, distribution capabilities and management ranks.  These investments included an enterprise-wide merchandising and distribution system from Retek and a financial system from Oracle implemented in fiscal 2000.  Our current infrastructure facilitates the opening of stores at a greater rate, which we believe enables us to leverage our expenses.  Accordingly, we expect such expenses to decrease as a percentage of sales over time.

Pre-opening expenses will continue to be related to store openings, including relocations. These expenses will fluctuate as we open additional stores.

Inventory turns are based on sales and average inventory for the applicable period.  We recognize that our inventory turns may be lower than those of other retailers, which we believe is due to the categories of merchandise we carry, including firearms, and the large quantities of merchandise we use in our in-store displays.  We believe we have the opportunity to enhance our supply chain to improve our inventory turns.  Additionally, in merchandise categories that experience slower inventory turns, we continue to work with vendors to increase our trade credit terms to reduce our investment in owned inventory.  We cannot assure you that we will be able to improve our inventory turns or inventory investment.

Identification of appropriate new store sites is essential to our growth strategy.  We believe our focus on our larger store size and our flexible real estate strategy provides us with increased opportunities to find optimal real estate locations on attractive terms. We evaluate and invest in new stores based on site specific projected returns on investment. During fiscal 2001, fiscal 2002 and fiscal 2003, we opened seventeen, two and ten stores, respectively, including new stores and store relocations.  In the first quarter of fiscal 2004, we opened two stores.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles.  In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the consolidated financial statements are prepared.  On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles.

However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2004.

Results of Operations

The following table represents the selected items in the Condensed Statements of Operations reflected as a percentage of sales:

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Sales	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs	80.5%	82.5%
Gross profit	19.5%	17.5%

Operating expenses:
Store operating expenses	23.9%	23.3%
General and administrative expenses	6.6%	7.3%
Pre-opening expenses	1.2%	1.9%
Loss from operations	(12.2)%	(15.0)%
Interest expense, net	1.6%	1.2%
Loss before income taxes	(13.8)%	(16.2)%
Income tax provision (benefit)	—	—
Net loss	(13.8)%	(16.2)%

Sales consist of sales from comparable stores, new stores and non-comparable stores.  A store is included in the comparable store base in its fourteenth full month of operations.  A relocated store returns to the comparable store base in its fourteenth full month after relocation. New store sales include sales from stores we opened during the current period. Non-comparable store sales include sales in the current period from our stores opened during the previous fiscal year before they have begun their fourteenth month of operation.

Cost of goods sold includes the cost of merchandise, freight, distribution, inventory shrinkage and store occupancy costs. Store occupancy costs include rent, real estate taxes and common area maintenance charges.

Store operating expenses include store associate payroll, taxes and fringe benefits, advertising, maintenance, utilities, depreciation, insurance, bank and credit card charges and other store level expenses.

General and administrative expenses include all expenses associated with operating our corporate headquarters.

Pre-opening expenses consist primarily of payroll, recruiting, advertising and other costs incurred prior to a new store opening.

Thirteen Weeks Ended May 1, 2004 and Thirteen Weeks Ended May 3, 2003

Sales.  Sales increased by $29.3 million, or 42.2%, to $98.7 million for the 13 weeks ended May 1, 2004, from $69.4 million for the 13 weeks ended May 3, 2003. This increase resulted from a comparable store sales increase of $5.5 million, or 8.7%, and sales of $24.8 million from ten additional stores opened subsequent to the first quarter of fiscal 2003, offset by closed and non-comparable store sales. The increase in comparable store sales was attributable to sales increases in our hunting category, particularly firearms, both new and used. Our apparel and footwear categories also contributed significantly to comparable stores sales.  The new store sales mix for the first quarter of fiscal 2004 was relatively consistent with the comparable store sales mix, except for sales from new products introduced into new larger format stores.

Firearms sales were enhanced by our co-branded credit card launched in September 2003, which provides customers with a 5% discount and a new financing option on firearms.  The hunting category performance was also positively impacted by a February 2004 advertising promotion.  New or expanded product categories, including ATVs and accessories, paintball and cabin décor, showed strong results as well. These increases were partially offset by decreases in sales mix for the fishing and camping categories.  Fishing season openings occur later this fiscal year as compared to our last fiscal year and there has been some shift in consumer patterns toward a later and more dispersed purchasing period for fishing equipment and supplies.  Camping sales trends were consistent with current industry trends.

Gross Profit. Gross profit increased by $7.1 million, or 58.9%, to $19.3 million in the first quarter of fiscal 2004 from $12.1 million in the first quarter of fiscal 2003. As a percentage of sales, gross profit increased to 19.5% from 17.5%. The increase was primarily due to:

•                  a 1.4% increase as a percentage of sales in distribution and occupancy costs from leveraging comparable store sales increases and distribution center initiatives that improved product handling efficiency,

•                  a 0.6% increase as a percentage of sales from certain vendor allowances which in prior years were reductions in advertising expense because proof of performance in advertising programs had been required prior to fiscal 2004, and

•                  a 0.4% increase as a percentage of sales in net revenues from our co-branded credit card program.

These improvements were partially offset by higher sales levels in the relatively lower margin hunting catergory.

Store Operating Expenses.  Store operating expenses increased by $7.5 million, or 46.2%, to $23.6 million in fiscal 2004 from $16.2 million in fiscal 2003. Store operating expenses as a percentage of sales increased to 23.9% in the first quarter of fiscal 2004 from 23.3% in the first quarter of fiscal 2003. Net advertising expense increased 0.4 % reflecting an emphasis on marketing consistency year round as well as 1.8% due to the change in vendor allowance requirements discussed above. For the first quarter of fiscal 2004, such vendor allowances are reflected as a reduction in cost of sales and inventory versus as a reduction in advertising expense in the first quarter of fiscal 2003.  The increase in net advertising expense was offset by a 1.4% reduction in payroll expenses as a percentage of sales due to improved labor scheduling and comparable store sales increases.

General and Administrative Expenses.  General and administrative expenses increased by $1.4 million, or 28.1%, to $6.5 million in the first quarter of fiscal 2004 from $5.1 million in the first quarter of fiscal 2003.  General and administrative expenses decreased as a percentage of sales to 6.6% in the first quarter of fiscal 2004 from 7.3% in the first quarter of fiscal 2003 primarily due to leveraging administrative and technology infrastructure expenses while increasing investments in merchandising and store operations functions.

Pre-opening Expenses.  Pre-opening expenses were approximately similar in the comparable periods, decreasing by $0.1 million to $1.2 million in the first quarter of fiscal 2004 from $1.3 million in the first quarter of fiscal 2003.  We opened two stores in the first quarter of each year.

Interest Expense.  Interest expense increased by $0.7 million, or 84.2%, to $1.5 million in the first quarter of fiscal 2004 from $0.8 million in the first quarter of fiscal 2003.  The increase in interest expense resulted from substantially higher average borrowings used to fund our growth.  The proceeds from our initial public offering were used to repay debt five days prior to the end of the quarter.  With this reduction in outstanding indebtedness, the level of interest expense for the remaining quarters of fiscal 2004 is anticipated to be less than the first quarter of fiscal 2004, based on current interest rate levels.

Income Tax Provision (Benefit).  We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Preferred Stock Dividend.  We continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock in accordance with accounting standards until the closing of our initial public offering.  No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure associated with the closing of our initial public offering.  No such obligation or reduction to net income/(loss) will be reflected in our quarterly results of operations after May 1, 2004.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital improvements, pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.  Until the completion of our initial public offering, our main sources of liquidity were equity investments by, and advances from, Holiday Companies and its affiliated entities, and borrowings under our credit facility.

On April 26, 2004, we closed the initial public offering of our common stock, selling 6,583,750 shares of common stock, including the underwriters’ over-allotment, at a price of $16.00 per share, resulting in net proceeds to us of $96.2 million.  Transaction costs were $9.1 million and have been reflected as a reduction of paid-in-capital.  The proceeds were used to eliminate our outstanding note payable to Holiday Companies in the amount of $9.8 million and reduce $86.4 million of outstanding indebtedness on our credit facility with Fleet Retail Finance.  As of May 1, 2004, the availability on our credit facility was $87.1 million.

Operating Activities.  Net cash used in operating activities was $31.8 million in the first quarter of fiscal 2004, compared to $38.5 million of net cash used in operating activities in the same quarter of fiscal 2003.  The decrease in net cash used in operating activities in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 reflects a $10.6 million increase in accounts payable levels as a result of improved payment terms as well as the timing of vendor payments. The change in accounts payable is offset by the increase in cash used in operations of $3.4 million related to increased accounts receivables, resulting primarily from an increase of $1.3 million due from landlords for agreed upon reimbursements for tenant improvements in connection with the development of new stores and the co-branded credit card program initiated in September 2003.

Investing Activities.  Net cash used in investing activities was $7.7 million in the first quarter of fiscal 2004 and $3.5 million in the comparable prior year period.  Net cash used in investing activities consists of purchases of property and equipment.  We use cash primarily for tenant improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores.  There were two new stores opened in the first quarter of fiscal 2004, adding approximately 204,000 additional square feet compared to two new stores in the first quarter of fiscal 2003, with approximately 141,000 square feet being added. Capital expenditures in the first quarter of fiscal 2004 also included investments in five stores under development. The first quarter of fiscal 2003 included three stores under development.

Financing Activities.  Net cash provided by financing activities was $39.6 million in the first quarter of fiscal 2004, as compared to $42.1 million in the first quarter of fiscal 2003.  During the first quarter of fiscal 2004, we received net proceeds from our initial public offering of $96.2 million, reduced debt by $96.2 million in total, and borrowed $39.6 million under our credit facility.  We borrowed $38.9 million under our credit facility during the first quarter of fiscal 2003. The borrowings during these periods were primarily related to financing the increased inventory levels, property and equipment purchases for store opening, and to the extent of the highly seasonal nature of our business, operating losses.

To meet our liquidity and capital needs, we entered into a credit facility with Fleet Retail Finance in fiscal 2001.  This credit facility currently provides for revolving loans in an aggregate amount of up to $175.0 million including up to $35.0 million in the form of letters of credit.  The facility can be increased to $200.0 million if we are not in default under the agreement.  The actual availability under our credit facility is limited to the lesser of, on average, 65% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding.  Outstanding borrowings under the credit facility as of May 1, 2004 were $55.3 million.  Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, as of May 1, 2004 was $87.1 million.  Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 1% depending on our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.75% to 2.5% depending on such EBITDA.

Our obligations under the credit facility are secured by interests in substantially all of our assets.  The credit facility expires June 30, 2007.  As of May 1, 2004, we were in compliance with all covenants under our credit facility.

Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year.  These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including distribution capabilities, is able to support a larger store base. We have opened two stores, and plan to open at least 13 additional stores, in fiscal 2004, including at least one relocated store. In the final three quarters of fiscal 2004, we expect our capital expenditures to be approximately $22 million to $27 million, substantially all of which will relate to planned store openings, store relocations and store remodels in fiscal 2004.  Additional needs for capital include funding seasonal inventory levels and, potentially, seasonal losses from operations.  We intend to satisfy our capital requirements over the next twelve months with cash flows from operations and funds available under our credit facility.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations and letters of credit.  We excluded these items from the balance sheet in accordance with generally accepted accounting principles.  As of May 1, 2004 and January 31, 2004, the minimum lease obligations due within one year were $28.1 million and $25.7 million, respectively.  Issued and outstanding letters of credit amounted to $2.2 million at May 1, 2004 and are related to the importing of merchandise.

Seasonality

Our business is seasonal in nature and interim results may not be indicative of results for a full year.  Our highest sales activity normally occurs during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season.  The first quarters of our fiscal years have averaged 15% of our annual sales, including new store sales, over the past two years, however, this factor can not be used as an indicator of future results.  Our customers’ demand for our products and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment.  This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

In the past, our pre-opening expenses have varied significantly from quarter to quarter primarily due to the timing of store openings.  We typically incur most pre-opening expenses for a new store up to six months preceding, and the month of, its opening.  In addition, our labor and operating costs for a newly opened store can be greater during the first one to two months of operation than what can be expected after that time, both in aggregate dollars and as a percentage of sales.  Accordingly, the volume and timing of new store openings in any quarter has had and is expected to continue to have a significant impact on quarterly pre-opening costs and store labor and operating expenses.  Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility with Fleet Retail Finance that bears interest at the lower of the lender’s prime commercial lending rate plus 0% to 1% depending on our EBITDA, as defined in the credit agreement, or the adjusted LIBOR rate for one, two, three or six months plus 1.75% to 2.50% depending on such EBITDA. At May 1, 2004, we had $55.3 million in outstanding borrowings under our credit facility. If interest rates increased by 100 basis points during our first quarter of fiscal 2004, our interest expense would have increased by approximately $0.3 million based upon average borrowings under our credit facility during the first quarter of fiscal 2004.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.

We have no international stores, however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars and are paid under normal trade terms.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2004, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-112494) that was declared effective by the Securities and Exchange Commission on April 20, 2004.  A total of 6,583,750 shares of common stock were offered under the final prospectus, all of which were sold at a price per share of $16.00.  The managing underwriters of our offering were Banc of America Securities LLC, William Blair & Company, L.L.C. and Piper Jaffray & Co.  The aggregate gross proceeds of the shares offered and sold were $105.3 million.  In connection with the offering, we paid an aggregate of $7.3 million in underwriting discounts and commissions to the underwriters.  In addition, the following table sets forth the other material expenses incurred in connection with the offering:

SEC registration fee	$13,347
NASD filing fee	11,034
Nasdaq National Market listing fee	100,000
Legal fees and expenses	555,000
Accounting fees and expenses	538,000
Printing and engraving expenses	268,431
Blue sky fees and expenses	5,000
Transfer agent fees and expenses	5,000
Miscellaneous expenses	253,839
Total	$1,749,651

After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from our initial public offering of approximately $96.2 million.  Prior to May 1, 2004, $9.8 million of the net proceeds of the offering were used to repay all of our outstanding debt to Holiday Companies, and the remaining net proceeds were used to repay approximately $86.4 million of outstanding indebtedness under our credit facility with Fleet Retail Finance.  Holiday Companies is our affiliate and is wholly owned by members of the Erickson family, the family whose members either directly or indirectly own the majority of our outstanding capital stock.  Members of the Erickson family with significant ownership interests in Holiday Companies include Ronald and Gerald Erickson, who are members of our board of directors, and Donovan, Neal and Richard Erickson and Marjorie Pihl, who are former members of our board of directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective March 12, 2004, our shareholders unanimously approved the following items by written action in lieu of a meeting:

•                  the ratification of the election of our directors and the actions the directors took for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003;

•                  the election of Donovan Erickson, Gerald Erickson, Neal Erickson, Richard Erickson, Ronald Erickson and Marjorie Pihl to our board of directors (Donovan, Neal and Richard Erickson and Marjorie Pihl resigned as directors on April 26, 2004);

•                  in connection with the closing of our initial public offering, an amendment and restatement of our Articles of Incorporation to delete all references to the prior classes of capital stock, authorize 100,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock and provide for certain other matters;

•                  in connection with the closing of our initial public offering, an amendment and restatement of our Bylaws;

•                  the renaming of our “class A voting common stock” to “common stock”;

•                  the ratification of our 2002 Stock Option Plan;

•                  the adoption of our 2004 Omnibus Stock Plan; and

•                  the ratification of the issuance of options to purchase 948,352 shares of our common stock (on a split-adjusted basis) to certain of our current and former executive officers.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(2)          Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended May 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDER MOUNTAIN COMPANY

Date: June 10, 2004	By: /s/ Mark R. Baker
Mark R. Baker President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Dennis M. Lindahl
Date: June 10, 2004	Dennis M. Lindahl Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(2)          Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.