Form 10-Q
period 2004-07-31
GANDER MOUNTAIN CO
filed 2004-09-13
CIK 1277475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,221,925 shares outstanding as of September 8, 2004.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED JULY 31, 2004

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company

Condensed Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$128,096	$94,821	$226,815	$164,247
Cost of goods sold	96,558	72,571	176,010	129,875
Gross profit	31,538	22,250	50,805	34,372

Operating expenses:
Store operating expenses	26,968	18,135	50,600	34,296
General and administrative expenses	6,115	5,601	12,613	10,674
Pre-opening expenses	1,246	1,661	2,477	2,980
Loss from operations	(2,791)	(3,147)	(14,885)	(13,578)
Interest expense, net	895	1,241	2,397	2,057
Loss before income taxes	(3,686)	(4,388)	(17,282)	(15,635)
Income tax provision (benefit)	—	—	—	—
Net loss	(3,686)	(4,388)	(17,282)	(15,635)

Less preferred stock dividends	—	4,131	4,305	8,262

Loss applicable to common shareholders	$(3,686)	$(8,519)	$(21,587)	$(23,897)

Basic and diluted loss applicable to common shareholders per share	$(0.26)	$(8.75)	$(2.71)	$(24.56)

Weighted average common shares outstanding	14,222	973	7,962	973

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Balance Sheets

(In thousands)

	July 31, 2004	January 31, 2004 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,172	$970
Accounts receivable	14,528	6,610
Inventories	253,710	180,361
Prepaids and other current assets	6,305	3,599

Total current assets	275,715	191,540

Property and equipment, net	65,684	54,421
Other assets	4,065	4,307

Total assets	$345,464	$250,268

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$83,469	$102,058
Accounts payable	83,577	35,957
Accrued and other current liabilities	24,871	29,892

Total current liabilities	191,917	167,907

Long term liabilities	4,815	12,570

Shareholders’ equity	148,732	69,791

Total liabilities and shareholders’ equity	$345,464	$250,268

See accompanying notes to unaudited condensed financial statements.

(1) The balance sheet as of January 31, 2004 has been condensed from the audited financial statements.

Gander Mountain Company

Condensed Statements of Cash Flows – Unaudited

(In thousands)

	26 Weeks Ended
	July 31, 2004	August 2, 2003
Operating activities
Net loss	$(17,282)	$(15,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,264	3,785
Change in operating assets and liabilities:
Accounts receivable	(7,918)	(5,182)
Inventories	(73,349)	(64,186)
Prepaid expenses and other assets	(2,742)	(2,118)
Accounts payable and other liabilities	43,266	30,797
Net cash used in operating activities	(52,761)	(52,539)

Investing activities
Purchase of property and equipment	(14,825)	(11,075)
Net cash used in investing activities	(14,825)	(11,075)

Financing activities
Proceeds from sale of common stock, net of expenses	96,216	—
(Repayments of) proceeds from notes with affiliates	(9,839)	9,930
(Repayments of) borrowings under credit facility, net	(18,589)	53,901
Net cash provided by financing activities	67,788	63,831

Net increase in cash	202	217
Cash, beginning of period	970	591

Cash, end of period	$1,172	$808

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The interim financial information as of July 31, 2004, and for the 13 and 26 weeks ended July 31, 2004 and August 2, 2003, is unaudited and has been prepared on the same basis as the audited annual financial statements.  In the opinion of management, such unaudited information includes all adjustments necessary for a fair presentation of the interim financial information.  All such adjustments are of a normal recurring nature.  These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2004.

Our business is seasonal in nature and interim results may not be indicative of results for a full year. Historically, we have realized more of our sales in the latter half of our fiscal year, which includes the hunting and holiday seasons. Our business is also impacted by the timing of new store openings. Both seasonality and new store openings impact the analysis of the results of operations and financial condition for comparable periods.

2. Initial Public Offering and Capital Stock

On April 26, 2004, we completed our initial public offering of 6,583,750 shares of common stock, including the underwriters’ over-allotment, resulting in proceeds to us of $96.2 million, net of transaction costs of $9.1 million.  We used $9.8 million of the net proceeds to repay all of our debt to Holiday Companies and the remaining $86.4 million to reduce outstanding indebtedness under our credit facility with Fleet Retail Group, Inc.

Upon completion of our initial public offering and the filing of our Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.  Our previously outstanding Class A, B and C convertible preferred stock was converted into 6,664,927 shares of common stock and our outstanding Class A and B common stock was recapitalized into 973,248 shares of common stock.  As of July 31, 2004, there were 14,221,925 shares of common stock outstanding.

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

In February 2004, we granted options to purchase 109,728 shares of common stock to certain officers with an exercise price of $16.00 per share, the price to the public of our shares in our initial public offering.  These options will vest in three equal increments on July 31, 2004, and the two subsequent anniversaries thereafter.  These options are exercisable for a period of nine years from the date of grant.

In February 2004, we adopted the Gander Mountain Company 2004 Omnibus Stock Plan, which authorizes the granting of stock-based awards up to 2,144,000 shares of common stock. This plan was approved by shareholders in March 2004.  Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards.

As of July 31, 2004, there are a total of 2,068,774 options to purchase common stock outstanding with a weighted average exercise price of $12.04 and a weighted average remaining life of 8.5 years.

The table below illustrates the effect on net loss and net loss per share applicable to common shareholders as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net loss applicable to common shareholders, as reported	$(3,686)	$(8,519)	$(21,587)	$(23,897)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value method	(829)	(164)	(1,147)	(329)

Pro forma net loss applicable to common shareholders	$(4,515)	$(8,683)	$(22,734)	$(24,226)

Net loss per share
Basic and diluted - as reported	$(0.26)	$(8.75)	$(2.71)	$(24.56)

Basic and diluted - pro forma	$(0.32)	$(8.92)	$(2.86)	$(24.90)

The weighted average fair value of options granted during the 13 and 26 weeks ended July 31, 2004, was $12.02 and $7.88, respectively, per option share. There were no options granted during the 13 or 26 weeks ended August 2, 2003. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Risk-free interest rate	3.57% to 3.74%	NA	3.57% to 3.74%	NA
Expected dividend yield	0%	NA	0%	NA
Expected stock price volatility	50%	NA	50%	NA
Expected life of stock options	5 years	NA	5 years	NA

4. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding.  All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding because their inclusion would have an anti-dilutive effect on loss per share.  Options to purchase 2,068,774  and 1,061,837 shares of common stock were outstanding at the end of the second fiscal quarters ended July 31, 2004, and August 2, 2003, respectively.

The accompanying condensed unaudited financial statements report loss applicable to common shareholders and loss applicable to common shareholders per share in accordance with accounting principles generally accepted in the United States of America.  We also disclose this information on a pro forma basis below.  We closed the initial public offering of our common stock on April 26, 2004.  The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, our 32-for-1 stock split and our initial public offering took place at the beginning of the 13 and 26 week periods ended July 31, 2004, and August 2, 2003. The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of our debt to Holiday Companies and our credit facility indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes. We believe the use of pro forma amounts provides meaningful information due to the significant increase in outstanding shares as a result of our initial public offering and the elimination of our preferred stock dividends.

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Pro Forma Data (Basic and Diluted)
Pro forma net loss applicable to common shareholders	$(3,686)	$(3,468)	$(16,340)	$(14,163)
Pro forma net loss applicable to common shareholders per share	$(0.26)	$(0.25)	$(1.15)	$(1.09)
Pro forma weighted average common shares outstanding	14,222	14,089	14,222	13,022

Reconciliation of Pro Forma Data to GAAP
Loss applicable to common shareholders	$(3,686)	$(8,519)	$(21,587)	$(23,897)
Preferred stock dividends	—	4,131	4,305	8,262
Interest expense reduction	—	920	942	1,472
Pro forma net loss applicable to common shareholders	$(3,686)	$(3,468)	$(16,340)	$(14,163)

Weighted average common shares outstanding	14,222	973	7,962	973
Conversion of preferred stock	—	6,665	3,149	6,665
Additional shares issued in IPO	—	6,451	3,111	5,384
Pro forma weighted average common shares outstanding	14,222	14,089	14,222	13,022

We continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock, in accordance with accounting standards, until the closing of our initial public offering.  No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure completed in connection with our initial public offering. Accordingly, no such obligation or reduction to net income/(loss) are reflected in our quarterly results of operations after May 1, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

These interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2004.

Overview

The Gander Mountain brand name has a long heritage and strong appeal to outdoor lifestyle customers given the brand’s 36 year history as a nationwide catalog operation from 1960 to 1996, which by 1996 was augmented with 17 retail stores.  In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business.  We have expanded our store base from 26 stores in 1997 to 70 Gander Mountain stores in ten states as of July 31, 2004.

We have built our business by offering our customers a broad and deep assortment of national, regional and owned-brand hunting, fishing and camping equipment, accessories and related technical apparel and footwear at low prices, accompanied by knowledgeable customer service.  Our success will depend on our ability to grow our business by building new stores and by increasing sales in our existing stores.

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

We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales.  These results translate into store operating contribution, which we use to evaluate overall performance on an individual store basis.  Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin. In addition, general and administrative expenses are monitored in absolute amounts, as well as on a percentage of sales basis. Pre-opening expenses are analyzed based on the number of store openings, market attributes and store size.

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

We believe that the overall growth of our business will allow us to maintain or increase our gross margins.  Increased merchandise volumes enable us to improve our purchasing leverage and achieve greater support throughout the supply chain.  Our gross margins are also influenced by the mix of merchandise in our total sales.  As we continue sales and store growth, a number of other factors may impact, positively or negatively, our gross margin percentage, including:

•                  the introduction of new product categories with varying gross margin percentage characteristics,

•                  changes in the merchandise mix at our current locations,

•                  differences in merchandise mix by geographic location,

•                  price competition,

•                  closeout sales in connection with store relocations,

•                  sourcing of products from locations outside the United States,

•                  vendor programs, and

•                  supply chain enhancements.

The most significant store operating expenses are labor and related employee benefits and advertising.  We believe the combination of increased sales volume and improved labor management within our stores will allow us to better leverage payroll expenses over time.  Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation.  We continually monitor this cost and review strategies to effectively control increases, but we are subject to the overall trend of increases in health care costs.  Advertising costs are monitored as a percentage of sales.  These costs are largely variable, which allows us to actively manage them to facilitate achieving our sales, gross margin percentage and store operating contribution objectives.

Store operating contribution is measured as a percentage of sales.  It gives us an overall measure as to whether or not individual locations and markets are meeting our financial objectives.

General and administrative expenses are monitored and controlled as a percentage of sales.  In anticipation of our accelerated growth plans, we have made significant investments in infrastructure, including our information systems, distribution capabilities and management. These investments included an enterprise-wide merchandising and distribution system from Retek and a financial system from Oracle, implemented in fiscal 2000.  Our current infrastructure facilitates the opening of stores at a greater rate, which we believe enables us to leverage our expenses.  Accordingly, we expect such expenses to decrease as a percentage of sales over time.

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

Identification of appropriate new store sites is essential to our growth strategy.  We believe our focus on our larger store size and our flexible real estate strategy provides us with increased opportunities to find optimal real estate locations on attractive terms. We evaluate and invest in new stores based on site-specific projected returns on investment. During fiscal years 2001, 2002 and 2003, we opened seventeen, two and ten stores, respectively, including new stores and store relocations.  In the first half of fiscal 2004, we opened five stores, adding approximately 364,000 square feet and bringing our total square footage to 2.9 million square feet.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the consolidated financial statements are prepared.  On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with accounting principles generally accepted in the United States of America.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our critical accounting policies and use of estimates are discussed and should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2004.

Results of Operations

The following table includes selected items in the Unaudited Condensed Statements of Operations, reflected as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.4%	76.5%	77.6%	79.1%
Gross profit	24.6%	23.5%	22.4%	20.9%

Operating expenses:
Store operating expenses	21.0%	19.1%	22.3%	20.9%
General and administrative expenses	4.8%	5.9%	5.6%	6.5%
Pre-opening expenses	1.0%	1.8%	1.1%	1.8%
Loss from operations	-2.2%	-3.3%	-6.6%	-8.3%
Interest expense, net	0.7%	1.3%	1.0%	1.2%
Loss before income taxes	-2.9%	-4.6%	-7.6%	-9.5%
Income tax provision (benefit)	0.0%	0.0%	0.0%	0.0%
Net loss	-2.9%	-4.6%	-7.6%	-9.5%

Sales consist of sales from comparable stores, new stores and non-comparable stores.  A store is included in the comparable store base in its fifteenth full month of operations.  A relocated store returns to the comparable store base in its fifteenth full month after relocation. New store sales include sales from stores we opened during the current period. Non-comparable store sales include sales in the current period from our stores opened during the previous fiscal year before they have begun their fifteenth month of operation. During the quarter, we changed this internal measurement from the fourteenth month to the fifteenth month to better reflect comparable sales activity in the stores and minimize the effect of grand opening activities.

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

Thirteen Weeks Ended July 31, 2004 and Thirteen Weeks Ended August 2, 2003

Sales.  Sales increased by $33.3 million, or 35.1%, to $128.1 million in the second quarter of fiscal 2004, from $94.8 million in the second quarter of fiscal 2003. This increase primarily resulted from a comparable store sales increase of $1.4 million, or 1.8%, and sales of $32.8 million from stores not yet included in the comparable store sales base, offset by closed stores.

The increase in comparable store sales was primarily attributable to sales increases in our hunting category, particularly new and used firearms, firearms security and paintball. Our apparel and footwear categories also contributed to comparable stores sales, with most departments reporting gains.  The new store sales mix for the second quarter of fiscal 2004 was relatively consistent with the comparable store sales mix, except for sales from new products introduced into new larger format stores and a decrease in sales mix for the fishing category.

Firearms sales were enhanced by our co-branded credit card launched in September 2003, which provides customers with a one-time 5% discount and financing option on firearms. New or expanded product categories, including ATVs and accessories, paintball, soft-air guns and cabin décor, showed solid results as well. These increases were partially offset by overall decreases in sales mix for the fishing and camping categories.

Gross Profit. Gross profit increased by $9.3 million, or 41.7%, to $31.5 million in the second quarter of fiscal 2004 from $22.2 million in the second quarter of fiscal 2003. As a percentage of sales, gross profit increased 1.1% to 24.6% in the second quarter of fiscal 2004 from 23.5% in the second quarter of fiscal 2003. Gross product margins increased approximately 0.7% for the quarter but were offset by additional markdowns in the apparel, fishing and camping categories. The remaining net increase was primarily due to:

•                  a 1.1% increase as a percentage of sales from certain vendor allowances, which in prior years were reflected as reductions in advertising expense because proof of performance in advertising programs had been required prior to fiscal 2004, and

•                  an increase in net revenues from our co-branded credit card program, offset by

•                  closeout sales at two stores in anticipation of their relocation in the third quarter, and

•                  reduced leverage of store occupancy costs.

Store Operating Expenses.  Store operating expenses increased by $8.8 million, or 48.7%, to $27.0 million in the second quarter of fiscal 2004 from $18.1 million in the second quarter of fiscal 2003. As a percentage of sales, store operating expenses increased 1.9% to 21.0% in the second quarter of fiscal 2004 from 19.1% in the second quarter of fiscal 2003.

Net advertising expense increased 1.6% as a percentage of sales, due primarily to the change in vendor allowance requirements discussed above. For the second quarter of fiscal 2004, such vendor allowances are reflected as a reduction in cost of sales and inventory versus as a reduction in advertising expense in the second quarter of fiscal 2003. Store labor costs in the second quarter of fiscal 2004 improved over the prior year due to improved labor management and comparable store sales increases. Offsetting this improvement was a 0.4% charge relating to the removal of waterfall displays from 42 smaller format stores, which added approximately 1,000 square feet in retail selling space per store. Other expense increases include a rate increase in the credit card interchange fees and costs incurred to relocate stores.

General and Administrative Expenses.  General and administrative expenses increased by $0.5 million, or 9.2%, to $6.1 million in the second quarter of fiscal 2004 from $5.6 million in the second quarter of fiscal 2003. As a percentage of sales, general and administrative expenses decreased 1.1% to 4.8% in the second quarter of fiscal 2004 from 5.9% in the second quarter of fiscal 2003, primarily due to leveraging administrative and technology infrastructure expenses while increasing investments in merchandising and store operations functions.

Pre-opening Expenses.  Pre-opening expenses decreased $0.4 million, or 25.0%, to $1.2 million in the second quarter of fiscal 2004 from $1.6 million in the second quarter of fiscal 2003. We opened three stores in the second quarter of both fiscal 2004 and fiscal 2003.  The second quarter of fiscal 2004 also included expenses for the 14 stores we are planning to open in the second half of fiscal 2004.

Interest Expense.  Interest expense decreased by $0.3 million, or 27.9%, to $0.9 million in the second quarter of fiscal 2004 from $1.2 million in the second quarter of fiscal 2003. The decrease in interest expense resulted from using proceeds from our initial public offering in April 2004 to repay debt.

Income Tax Provision (Benefit).  We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. The net loss for the second quarter of fiscal 2004 of $3.7 million was reduced by $0.7 million from the net loss of $4.4 million for the second quarter of 2003, due to the factors discussed above.

Preferred Stock Dividend.  Until the closing of our initial public offering in April 2004, we continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock in accordance with accounting standards.  No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure associated with the closing of our initial public offering.  No such obligation or reduction to net income (loss) is reflected in our quarterly results of operations after May 1, 2004.

Twenty Six Weeks Ended July 31, 2004 and Twenty Six Weeks Ended August 2, 2003

Sales.  Sales increased by $62.6 million, or 38.1%, to $226.8 million in the first half of fiscal 2004 from $164.2 million in the first half of fiscal 2003. This increase primarily resulted from a comparable store sales increase of $6.9 million, or 4.8%, and sales of $58.4 million from stores not yet included in the comparable store sales base, offset by closed stores.

The increase in comparable store sales was primarily attributable to sales increases in our hunting category, particularly new and used firearms, firearms security and paintball. Our apparel and footwear categories also contributed to comparable stores sales with most departments reporting gains.  The new store sales mix for the first half of fiscal 2004 was relatively consistent with the comparable store sales mix, except for sales from new products introduced into new larger format stores and a decrease in sales mix for the fishing category.

Firearms sales were enhanced by our co-branded credit card launched in September 2003, which provides customers with a one-time 5% discount and financing option on firearms. New or expanded product categories, including ATVs and accessories, paintball, soft-air guns and cabin décor, showed solid results as well. These increases were partially offset by overall decreases in sales mix for the fishing and camping categories.

Gross Profit. Gross profit increased by $16.4 million, or 47.8%, to $50.8 million in the first half of fiscal 2004 from $34.4 million in the first half of fiscal 2003. As a percentage of sales, gross profit increased 1.5% to 22.4% from 20.9%. Gross product margins increased 0.7% for the period but were offset by additional markdowns in the apparel, fishing and camping categories. The remaining net increase was primarily due to:

•                  a 0.9% increase as a percentage of sales from certain vendor allowances, which in prior years were reductions in advertising expense because proof of performance of advertising programs had been required prior to fiscal 2004,

•                  an increase in net revenues from our co-branded credit card program, and

•                  a decrease in distribution costs from leveraging comparable store sales increases and distribution center initiatives that improved product handling efficiency, offset by

•                  closeout sales at two stores in anticipation of their relocation in the third quarter.

Store Operating Expenses.  Store operating expenses increased by $16.3 million, or 47.5%, to $50.6 million in the first half of fiscal 2004 from $34.3 million in the first half of fiscal 2003. As a percentage of sales, store operating expenses increased 1.4% to 22.3% in the first half of fiscal 2004 from 20.9% in the first half of fiscal 2003.

Net advertising expense increased 2.0% as a percentage of sales due primarily to the change in vendor allowance requirements discussed above, which was 1.8%. For the first half of fiscal 2004, such vendor allowances are reflected as a reduction in cost of sales and inventory versus as a reduction in advertising expense in fiscal 2003. The remaining increase in advertising expense reflects an increased emphasis on brand marketing throughout the year.  Store labor costs in fiscal 2004 improved over the prior year with a 0.8% reduction in payroll expenses as a percentage of sales due to improved labor management and comparable store sales increases. This improvement was partially offset by a charge relating to the removal of waterfall displays from 42 smaller format stores, increased credit card interchange fees and costs incurred to relocate stores.

General and Administrative Expenses.  General and administrative expenses increased by $1.9 million, or 18.2%, to $12.6 million in the first half of fiscal 2004 from $10.7 million in the first half of fiscal 2003. As a percentage of sales, general and administrative expenses decreased 0.9% to 5.6% in the first half of fiscal 2004 from 6.5% in the first half of fiscal 2003, primarily due to leveraging administrative and technology infrastructure expenses while increasing investments in merchandising and store operations functions.

Pre-opening Expenses.  Pre-opening expenses decreased $0.5 million, or 16.9%, to $2.5 million in the first half of fiscal 2004 from $3.0 million in the first half of fiscal 2003. We opened five stores in the first half of both fiscal 2004 and fiscal 2003. The second quarter of fiscal 2004 also included expenses for the 14 stores we are planning to open in the second half of fiscal 2004.

Interest Expense.  Interest expense increased by $0.3 million, or 16.6%, to $2.4 million in the first half of fiscal 2004 from $2.1 million in the first half of fiscal 2003.  The increase in interest expense resulted from higher average borrowings used to fund our growth during the first half of fiscal 2004.

Income Tax Provision (Benefit).  We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. The net loss for the first half of fiscal 2004 of $17.3 million increased by $1.7 million from the net loss of $15.6 million for the first half of 2003, due to the factors discussed above.

Preferred Stock Dividend.  We continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock in accordance with accounting standards until the closing of our initial public offering.  No such dividends were paid, and any unpaid cumulative dividends were extinguished with the changes in capital structure associated with the closing of our initial public offering.  No such obligation or reduction to net income (loss) is reflected in our results of operations after May 1, 2004.

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

On April 26, 2004, we closed the initial public offering of our common stock, selling 6,583,750 shares of common stock, including the underwriters’ over-allotment, at a price of $16.00 per share, resulting in net proceeds to us of $96.2 million.  Transaction costs were $9.1 million and have been reflected as a reduction of paid-in-capital.  The proceeds were used to eliminate our outstanding note payable to Holiday Companies in the amount of $9.8 million and reduce $86.4 million of outstanding indebtedness on our credit facility with Fleet Retail Group, Inc.  As of July 31, 2004, the availability on our credit facility was $65.4 million.

Operating Activities.  Net cash used in operating activities for the first half of fiscal 2004 increased by $0.3 million to $52.8 million. The increase was primarily the result of increases in inventories and landlord receivables related to new stores, offset by higher accounts payable levels.

Investing Activities.  Net cash used in investing activities was $14.8 million in the first half of fiscal 2004 and $11.1 million in the first half of 2003, consisting of purchases of property and equipment. Additionally, there was $1.4 million in non-cash capitalized lease obligations recorded in the first half of fiscal 2004, along with the corresponding leasehold improvement and equipment assets. We use cash primarily for tenant improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores.  There were five new stores opened in both the first half of fiscal 2004 and the first half of fiscal 2003. Capital expenditures in the first half of fiscal 2004 also include $4.1 million of investment for new store openings in the second half of fiscal 2004.

Financing Activities.  Net cash provided by financing activities was $67.8 million in the first half of fiscal 2004, as compared to $63.8 million in the first half of fiscal 2003. During the first half of fiscal 2004, we received net proceeds from our initial public offering of $96.2 million, reduced debt by $96.2 million in total (including $9.8 million in Holiday Companies indebtedness) and borrowed $67.8 million under our credit facility.  We borrowed $53.9 million under our credit facility during the first half of fiscal 2003 as well as $9.9 million from Holiday Companies. The borrowings during these periods were primarily related to financing the increased inventory levels, property and equipment purchases for new store openings, and to the extent of the highly seasonal nature of our business, operating losses.

To meet our liquidity and capital needs, we entered into a credit facility with Fleet Retail Group, Inc. in fiscal 2001.  This credit facility currently provides for revolving loans in an aggregate amount of up to $175.0 million including up to $35.0 million in the form of letters of credit.  The facility can be increased to $200.0 million if we are not in default under the agreement.  The actual availability under our credit facility is limited to the lesser of, on average, 65% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding.  Outstanding borrowings under the credit facility as of July 31, 2004, including letters of credit of $6.3 million, were $89.7 million.  Our total remaining borrowing capacity under the credit facility as of July 31, 2004 is $65.4 million.  Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.75% depending on our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.50% to 2.25% depending on such EBITDA.  Our obligations under the credit facility are secured by interests in substantially all of our assets.  The credit facility expires June 30, 2007.  As of July 31, 2004, we were in compliance with all covenants under our credit facility.

Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year.  These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including distribution capabilities, is able to support a larger store base. We have opened five stores, and plan to open 14 additional stores, in fiscal 2004, including two relocated stores. In the second half of fiscal 2004, we expect our capital expenditures to be approximately $19 million to $24 million, substantially all of which will relate to planned store openings, store relocations and store remodels in fiscal 2004.  Additional needs for capital include funding seasonal inventory levels and, potentially, seasonal losses from operations.  We intend to satisfy our capital requirements over the next twelve months with cash flows from operations and funds available under our credit facility. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek capital in the public markets.

Under our 2002 Stock Option Plan, we have 217,472 options outstanding to purchase our common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for our common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average taken at that time. The options have a 10 year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the attainment of the $32.06 price per share at a fiscal year end. The exercise price is $4.47 per share.  If the price of our common stock reaches $32.06 at a fiscal year end, the company will recognize approximately $3.6 million in expense, net of tax, assuming an effective tax rate of 40%, over the vesting period described above.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations and letters of credit.  We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America. As of July 31, 2004, and January 31, 2004, the minimum operating lease obligations due within one year were $32.7  million and $25.7 million, respectively. These store operating leases generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

Issued and outstanding letters of credit amounted to $6.3 million at July 31, 2004, and were related to importing of merchandise and insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery.  Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Seasonality

Our business is seasonal in nature and interim results may not be indicative of results for a full year.  Our highest sales activity normally occurs during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season.  The first half of our fiscal years have averaged approximately 35% of our annual sales, including new store sales, over the past two years. However, this factor can not necessarily be used as an indicator of future results.  Customers’ demand for our products, and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and demand for related apparel and equipment.  This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

In the past, our pre-opening expenses have varied significantly from quarter to quarter, primarily due to the timing of store openings.  We typically incur most pre-opening expenses for a new store during the three months preceding, and the month of, its opening.  In addition, our labor and operating costs for a newly opened store can be greater during the first one to two months of operation than what can be expected after that time, both in aggregate dollars and as a percentage of sales.  Accordingly, the volume and timing of new store openings in any quarter has had and is expected to continue to have a significant impact on quarterly pre-opening costs and store labor and operating expenses.  Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility with Fleet Retail Group, Inc., which bears interest at the lower of the lender’s prime commercial lending rate plus 0% to 0.75% depending on our EBITDA, as defined in the credit agreement, or the adjusted LIBOR rate for one, two, three or six months plus 1.50% to 2.25% depending on such EBITDA. Outstanding borrowings under our credit facility as of July 31, 2004, including letters of credit of $6.3 million, were $89.7 million. If interest rates had increased by 100 basis points during our second quarter of fiscal 2004, our interest expense would have increased by approximately $0.2 million, based upon average borrowings under our credit facility during the second quarter of fiscal 2004.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.

We have no international sales, however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars and are paid under trade terms similar to our U.S vendors.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 2, 2004, we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement (the “Agreement”) dated May 16, 1996, with Cabela’s Incorporated (“Cabela’s”).  On July 2, 2004, we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a trademark licensing provision of the Agreement is unenforceable.  Although the noncompetition provisions of the Agreement expired in June 2003, the Agreement may require us to grant a license to certain of its trademarks that were in existence in 1996 to Cabela’s for its use in the “direct marketing business” (as defined in the Agreement) if we engage in active steps to enter the “direct marketing business.”  We filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Agreement.

We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.  The total costs may not be reasonably estimated at this time. However, we do not expect costs incurred in connection with this litigation during the fiscal year ending January 29, 2005 to exceed $500,000.  The outcome of this dispute may impact the manner in which we market our products in the future. It is not expected to impact the marketing of our products through retail stores.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

10.25

Fourth Amendment dated July 21, 2004, to Loan and Security Agreement among the Registrant, Fleet Retail Group, Inc., as administrative, documentation and collateral agent, Fleet Securities Inc., as the lead arranger, and Foothill Capital Corporation as the syndication agent dated December 19, 2001

Filed Electronically

10.26	Amendment No. 1 to Gander Mountain Company 2002 Stock Option Plan	Incorporated By Reference (3)

10.27	Form of Incentive Stock Option Agreement under Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated By Reference (4)

10.28	Form of Non-Statutory Stock Option Agreement (Employee) under Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated By Reference (5)

10.29	Form of Non-Statutory Stock Option Agreement (Director) under Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated By Reference (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

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

(2)          Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on

Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(3)          Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.

(4)          Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.

(5)          Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.

(6)          Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.

(b) Reports on Form 8-K

On May 20, 2004, we furnished a Current Report on Form 8-K reporting that we issued a press release on May 19, 2004, disclosing our results of operations and financial condition for our fiscal quarter ended May 1, 2004.

On July 2, 2004, we filed a Current Report on Form 8-K reporting that we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement dated May 16, 1996, with Cabela’s Incorporated and that we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a trademark licensing provision of this noncompetition agreement is unenforceable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDER MOUNTAIN COMPANY

Date: September 13, 2004	By: /s/ Mark R. Baker
Mark R. Baker President and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2004	By: /s/ Dennis M. Lindahl
Dennis M. Lindahl Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

10.25

Fourth Amendment dated July 21, 2004, to Loan and Security Agreement among the Registrant, Fleet Retail Group, Inc., as administrative, documentation and collateral agent, Fleet Securities Inc., as the lead arranger, and Foothill Capital Corporation as the syndication agent dated December 19, 2001

Filed Electronically

10.26	Amendment No. 1 to Gander Mountain Company 2002 Stock Option Plan	Incorporated By Reference (3)

10.27	Form of Incentive Stock Option Agreement under Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated By Reference (4)

10.28	Form of Non-Statutory Stock Option Agreement (Employee) under Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated By Reference (5)

10.29	Form of Non-Statutory Stock Option Agreement (Director) under Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated By Reference (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

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

(3)          Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.

(4)          Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.

(5)          Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.

(6)          Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-                   ), filed with the Commission on September 10, 2004.