Form 10-Q
period 2004-10-30
GANDER MOUNTAIN CO
filed 2004-12-13
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2004.

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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,221,925 shares outstanding as of December 9, 2004.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED OCTOBER 30, 2004

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gander Mountain Company

Condensed Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Sales	$178,145	$143,205	$404,960	$307,453
Cost of goods sold	130,035	106,276	306,045	236,151
Gross profit	48,110	36,929	98,915	71,302
Operating expenses:
Store operating expenses	33,247	23,595	83,847	57,892
General and administrative expenses	6,933	6,178	19,547	16,852
Pre-opening expenses	4,587	1,404	7,063	4,384
Income (loss) from operations	3,343	5,752	(11,542)	(7,826)
Interest expense, net	1,218	1,366	3,615	3,423
Income (loss) before income taxes	2,125	4,386	(15,157)	(11,249)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	2,125	4,386	(15,157)	(11,249)
Less preferred stock dividends	—	4,131	4,305	12,393
Income (loss) applicable to common shareholders	$2,125	$255	$(19,462)	$(23,642)

Income (loss) per common share:
Basic	$0.15	$0.26	$(1.94)	$(24.29)
Diluted	$0.14	$0.26	$(1.94)	$(24.29)

Weighted average common shares outstanding:
Basic	14,222	973	10,048	973
Diluted	14,883	973	10,048	973

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Balance Sheets

(In thousands)

	October 30,	November 1,	January 31,
	2004	2003	2004(1)
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,644	$996	$970
Accounts receivable	19,222	13,378	6,610
Inventories	329,450	232,977	180,361
Prepaids and other current assets	6,377	4,972	3,599
Total current assets	356,693	252,323	191,540
Property and equipment, net	79,297	52,901	54,421
Other assets	4,154	3,558	4,307
Total assets	$440,144	$308,782	$250,268

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$126,534	$111,588	$102,058
Accounts payable	127,569	104,574	35,957
Accrued and other current liabilities	27,702	23,379	29,892
Total current liabilities	281,805	239,541	167,907
Long term liabilities	7,474	12,215	12,570
Shareholders’ equity	150,865	57,026	69,791

Total liabilities and shareholders’ equity	$440,144	$308,782	$250,268

(1) The balance sheet as of January 31, 2004, has been condensed from the audited financial statements.

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Statements of Cash Flows - Unaudited

(In thousands)

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
Operating activities
Net loss	$(15,157)	$(11,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,675	5,923
Property and equipment write-offs	915	708
Change in operating assets and liabilities:
Accounts receivable	(12,612)	(9,785)
Inventories	(149,089)	(123,015)
Prepaid expenses and other assets	(3,027)	(3,066)
Accounts payable and other liabilities	91,746	82,360
Net cash used in operating activities	(79,549)	(58,124)

Investing activities
Purchase of property and equipment	(30,630)	(17,797)
Net cash used in investing activities	(30,630)	(17,797)

Financing activities
Proceeds from sale of common stock, net of expenses	96,216	—
Proceeds from (repayments of) notes with affiliates	(9,839)	9,885
Borrowings under credit facility, net	24,476	66,441
Net cash provided by financing activities	110,853	76,326

Net increase in cash	674	405
Cash, beginning of period	970	591

Cash, end of period	$1,644	$996

Non-cash investing activities: During the second and third fiscal quarters of 2004, the Company purchased property and equipment totaling $2.4 million financed through capital lease transactions.

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

                The accompanying unaudited condensed financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The interim financial information as of October 30, 2004, and for the 13 and 39 weeks ended October 30, 2004, and November 1, 2003, is unaudited and has been prepared on the same basis as the audited annual financial statements.  In the opinion of management, such unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All such adjustments are of a normal recurring nature.  These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2004.

                Our business is seasonal in nature and interim results may not be indicative of results for a full year. Historically, we have realized more of our sales in the latter half of our fiscal year, which includes the hunting and holiday seasons. Our business is also impacted by the timing of new store openings. Both variation in seasonality and new store openings impact the analysis of the results of operations and financial condition for comparable periods.

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

                Upon completion of our initial public offering and the filing of our Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.  Our previously outstanding Class A, B and C convertible preferred stock was converted into 6,664,927 shares of common stock and our outstanding Class A and B common stock was recapitalized into 973,248 shares of common stock.  As of October 30, 2004, there were 14,221,925 shares of common stock outstanding.

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

                In February 2004, we granted options to purchase 109,728 shares of common stock to certain officers with an exercise price of $16.00 per share, the price to the public of our shares in our initial public offering.  These options vest in three equal increments on July 31, 2004, and the two subsequent anniversaries thereafter.  These options are exercisable for a period of nine years from the date of grant.

In February 2004, we adopted the Gander Mountain Company 2004 Omnibus Stock Plan, which authorizes the granting of stock-based awards up to 2,144,000 shares of common stock. This plan was approved by shareholders in March 2004.  Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of October 30, 2004, there were 998,800 options to purchase common stock outstanding, with a weighted average exercise price of $17.15 and a weighted average remaining life of 9.8 years. The options granted under this plan vest in three equal annual increments from the date of grant.

As of October 30, 2004, there were a total of 2,169,146 options to purchase common stock outstanding, under all of our stock option plans and our non-plan stock options, with a weighted average exercise price of $12.50 and a weighted average remaining life of 8.4 years.

The table below illustrates the effect on net income (loss) and net income (loss) per share applicable to common shareholders as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share data):

	13 Weeks Ended		39 Weeks Ended
	Oct 31,	Nov 1,	Oct 31,	Nov 1,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders, as reported	$2,125	$255	$(19,462)	$(23,642)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value method	(894)	(165)	(2,042)	(495)

Pro forma net income (loss) applicable to common shareholders	$1,231	$90	$(21,504)	$(24,137)
Income (loss) per common share - as reported
Basic	$0.15	$0.26	$(1.94)	$(24.29)
Diluted	$0.14	$0.26	$(1.94)	$(24.29)

Income (loss) per common share - pro-forma
Basic	$0.09	$0.09	$(2.14)	$(24.81)
Diluted	$0.08	$0.09	$(2.14)	$(24.81)

The weighted average fair value of options granted during the 13 and 39 weeks ended October 30, 2004, was $10.09 and $8.08, respectively, per option share. There were no options granted during the 13 or 39 weeks ended November 1, 2003. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	Oct 31,	Nov 1,	Oct 31,	Nov 1,
	2004	2003	2004	2003
Risk-free interest rate	3.44%	NA	3.44 to 3.74%	NA
Expected dividend yield	0%	NA	0%	NA
Expected stock price volatility	50%	NA	50%	NA
Expected life of stock options	5 years	NA	5 years	NA

4. Earnings Per Share

                Basic and diluted income (loss) applicable to common shareholders per share is based upon the weighted average number of shares outstanding. For the 13 weeks ended October 30, 2004, the income per common share calculation includes 660,643 shares assumed issued under the treasury stock method. All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding for the 39-week periods presented because their inclusion would have an anti-dilutive effect on loss per share.  Options to purchase 2,169,146 and 1,061,837 shares of common stock were outstanding at the end of the third fiscal quarters ended October 30, 2004, and November 1, 2003, respectively.

The accompanying condensed unaudited financial statements report income (loss) applicable to common shareholders and income (loss) applicable to common shareholders per share in accordance with accounting principles generally accepted in the United States of America. We also disclose this information on a pro forma basis below.  We closed the initial public offering of our common stock on April 26, 2004.  The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, our 32-for-1 stock split and our initial public offering took place at the beginning of the 13 and 39-week periods ended October 30, 2004, and November 1, 2003. The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of our debt to Holiday Companies and our credit facility indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes. We believe the use of pro forma amounts provides meaningful information due to the significant increase in outstanding shares as a result of our initial public offering and the elimination of our preferred stock dividends.

	13 Weeks Ended		39 Weeks Ended
	Oct 31,	Nov 1,	Oct 31,	Nov 1,
	2004	2003	2004	2003
Pro Forma Data
Basic
Pro forma income (loss) applicable to common shareholders	$2,125	$5,289	$(14,215)	$(8,874)
Pro forma income (loss) applicable to common shareholders per share	$0.15	$0.37	$(1.00)	$(0.65)
Pro forma weighted average common shares outstanding	14,222	14,222	14,222	13,581

Diluted
Pro forma income (loss) applicable to common shareholders	$2,125	$5,289	$(14,215)	$(8,874)
Pro forma income (loss) applicable to common shareholders per share	$0.14	$0.37	$(1.00)	$(0.65)
Pro forma weighted average common shares outstanding	14,883	14,222	14,222	13,581

Reconciliation of Pro Forma Data to GAAP
Income (loss) applicable to common shareholders	$2,125	$255	$(19,462)	$(23,642)
Preferred stock dividends	—	4,131	4,305	12,393
Interest expense reduction	—	903	942	2,375
Pro forma net income (loss) applicable to common shareholders	$2,125	$5,289	$(14,215)	$(8,874)

Basic
Weighted average common shares outstanding	14,222	973	10,048	973
Conversion of preferred stock	—	6,665	2,099	6,665
Additional shares issued in IPO	—	6,584	2,075	5,943
Pro forma weighted average common shares outstanding	14,222	14,222	14,222	13,581

Diluted
Weighted average common shares outstanding	14,222	973	10,048	973
Conversion of preferred stock	—	6,665	2,099	6,665
Additional shares issued in IPO	—	6,584	2,075	5,943
Incremental shares from stock options	661	—	—	—
Pro forma weighted average common shares outstanding	14,883	14,222	14,222	13,581

We continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock, in accordance with accounting standards, until the closing of our initial public offering. No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure completed in connection with our initial public offering. Accordingly, no such obligation or reduction to net income (loss) are reflected in our quarterly results of operations after May 1, 2004.

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

Overview

                The Gander Mountain brand name has a long heritage and strong appeal to outdoor lifestyle customers given the brand’s 36-year history as a nationwide catalog operation from 1960 to 1996, which by 1996 was augmented with 17 retail stores.  In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business.  We have expanded our store base from 26 stores in 1997 to 82 Gander Mountain stores in 14 states as of October 30, 2004.

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

                We have embarked on a series of strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and accelerating new store openings.  We are transforming our market position from a traditional specialty store to a larger format, category-focused store by opening new larger format stores and increasing the selling space within our existing stores.  The larger format strategy has allowed us to offer our customers a broader and deeper assortment of merchandise. These improvements, along with our “every day low price” policy on key equipment and accessories, have helped drive sales.

                We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales.  These results translate into store operating contribution, which we use to evaluate overall performance on an individual store basis.  Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin. In addition, general and administrative expenses are monitored in absolute amounts, as well as on a percentage-of-sales basis. Pre-opening expenses are analyzed based on the number of store openings, market attributes and store size.

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

                Inventory turns are based on cost of goods sold and average inventory for the applicable period.  We recognize that our inventory turns may be lower than those of other retailers, which we believe is due to the categories of merchandise we carry, including firearms, and the large quantities of merchandise we use in our in-store displays.  We believe we have the opportunity to enhance our supply chain to improve our inventory turns.  Additionally, in merchandise categories that experience slower inventory turns, we continue to work with vendors to increase our trade credit terms to reduce our investment in owned inventory.  We cannot assure you that we will be able to improve our inventory turns or inventory investment.

Identification of appropriate new store sites is essential to our growth strategy.  We believe our focus on our larger store size and our flexible real estate strategy provides us with increased opportunities to find optimal real estate locations on attractive terms. We evaluate and invest in new stores based on site-specific projected returns on investment. During fiscal years 2001, 2002 and 2003, we opened seventeen, two and ten stores, respectively, including new stores and store relocations.  In the first nine months of fiscal 2004, we opened 19 stores, including two store relocations and added approximately 1.2 million square feet, which brings our total square footage to 3.8 million square feet.

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

Results of Operations

The following table includes selected items in the Unaudited Condensed Statements of Operations, reflected as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.0%	74.2%	75.6%	76.8%
Gross profit	27.0%	25.8%	24.4%	23.2%
Operating expenses:
Store operating expenses	18.7%	16.5%	20.7%	18.8%
General and administrative expenses	3.9%	4.3%	4.8%	5.5%
Pre-opening expenses	2.6%	1.0%	1.7%	1.4%
Income (loss) from operations	1.9%	4.0%	(2.8)%	(2.5)%
Interest expense, net	0.7%	0.9%	0.9%	1.1%
Income (loss) before income taxes	1.2%	3.1%	(3.7)%	(3.7)%
Income tax provision (benefit)	0.0%	0.0%	0.0%	0.0%
Net income (loss)	1.2%	3.1%	(3.7)%	(3.7)%

Sales consist of sales from comparable stores, new stores and non-comparable stores.  A store is included in the comparable store base in its fifteenth full month of operations.  A relocated store returns to the comparable store base in its fifteenth full month after relocation. New store sales include sales from stores we opened during the current period. Non-comparable store sales include sales in the current period from our stores opened during the previous fiscal year before they have begun their fifteenth month of operation. During the quarter ended July 31, 2004, we changed this internal measurement from the fourteenth month to the fifteenth month to better reflect comparable sales activity in the stores and minimize the effect of grand opening activities.

Cost of goods sold includes the cost of merchandise, as well as freight, distribution, inventory shrinkage and store occupancy costs. Store occupancy costs include rent, real estate taxes and common area maintenance charges.

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

Thirteen Weeks Ended October 30, 2004 and Thirteen Weeks Ended November 1, 2003

Sales.  Sales increased by $34.9 million, or 24.4%, to $178.1 million in the third quarter of fiscal 2004, from $143.2 million in the third quarter of fiscal 2003. This increase primarily resulted from sales of $51.6 million from 2004 and 2003 new stores not yet included in the comparable store sales base, a comparable store sales decrease of $8.8 million, or 7.5%, and a $7.9 million sales decrease from closed stores. This quarter marks the completion of our new store openings for 2004, with 19 new stores and 1.2 million square feet, or 49%, being added since the beginning of fiscal 2004, net of two relocated stores. Fourteen of the new stores opened during this quarter.

 Sales performance was impacted by unfavorable weather conditions and lower than expected sales of firearms. For certain of our stores, sales were also negatively impacted by cannibalization from some of the new Gander Mountain store openings as well as new competition entering our markets.

Weather is an important factor to the outdoor lifestyle business, and it impacts our sales in different ways, depending on the season. Our business in the third quarter was negatively impacted by long periods of unseasonable weather in our primary regions. The North Central Region and the “Rust Belt” states experienced unusually warm weather in both September and October.

The decrease in comparable store sales was primarily attributable to the negative impact of weather conditions and comparisons against a strong comparable store sales increase of 12.5% in the same quarter last year, as well as cannibalization and new competition. In comparable stores sales, the apparel/footwear category was particularly affected by unseasonable weather.

The strong comparable store sales increase last year was driven by the success of the September 2003 launch of our co-branded MBNA credit card that offered a 5% to 10% discount and a deferred billing option on initial purchases. This program impacted the sales of firearms in particular, as well as other higher-ticket items such as ATV’s. The promotions we offered this year were not as successful in driving sales.

In addition, this year sales of firearms suffered from two price increases related to higher steel costs and to the weakness of the U.S. dollar on several higher-end brands. Firearms are an important category in bringing customers into our stores and drive a significant amount of accessory sales.

Overall, the sales mix for the third quarter of fiscal 2004 was relatively consistent with the third quarter of fiscal 2003, except for the ATV and home décor categories, which increased their share of the sales mix, driven largely by new, larger format store sales. The hunting and apparel/footwear categories declined as a percentage of total sales.

Although sales of our owned-brand products are less than 10% of annualized sales today, we continue to see increasing sales penetration from these products.

Gross Profit. Gross profit increased by $11.2 million, or 30.3%, to $48.1 million in the third quarter of fiscal 2004 from $36.9 million in the third quarter of fiscal 2003. As a percentage of sales, gross profit increased 120 basis points to 27.0% in the third quarter of fiscal 2004 from 25.8% in the third quarter of fiscal 2003. Initial product margins increased 110 basis points for the quarter, primarily driven by margin improvement from the hunting and fishing/marine categories. Our firearms business experienced strong margin gains from changes in merchandising strategies and greater discounts in the third quarter of fiscal 2003 related to the MBNA credit card. The remaining net increase in gross profit margin was primarily due to:

•                  a 100 basis point increase from vendor co-op funds, which in prior years were reflected as reductions in advertising expense because proof of performance in advertising programs had been required prior to fiscal 2004,

•                  increases in other vendor allowance programs, primarily related to new store growth, offset by

•                  reduced leverage of store occupancy costs.

Store Operating Expenses.  Store operating expenses increased by $9.7 million, or 40.9%, to $33.2 million in the third quarter of fiscal 2004 from $23.6 million in the third quarter of fiscal 2003. As a percentage of sales, store operating expenses increased 220 basis points to 18.7% in the third quarter of fiscal 2004 from 16.5% in the third quarter of fiscal 2003.

Net advertising expense increased 110 basis points due primarily to the change in vendor co-op funds requirements discussed previously. In fiscal 2004, such vendor co-op funds are reflected as a reduction in cost of sales and inventory versus as a reduction in advertising expense in fiscal 2003. Other expense increases include a 30 basis point charge for the write-off of leasehold improvements relating to the relocation of two stores in the third quarter. Further operating expense items reflected slight increases as a percentage of sales due to reduced leverage from comparable store sales.

General and Administrative Expenses.  General and administrative expenses increased by $0.7 million, or 12.2%, to $6.9 million in the third quarter of fiscal 2004 from $6.2 million in the third quarter of fiscal 2003. As a percentage of sales, general and administrative expenses decreased 40 basis points to 3.9% in the third quarter of fiscal 2004 from 4.3% in the third quarter of fiscal 2003, primarily due to leveraging administrative and technology infrastructure expenses while increasing investments in merchandising and store operations functions.

Pre-opening Expenses.  Pre-opening expenses increased $3.2 million, or 227%, to $4.6 million in the third quarter of fiscal 2004 from $1.4 million in the third quarter of fiscal 2003. We opened 14 new stores in the third quarter of fiscal 2004, including two store relocations and four new stores in the third quarter of fiscal 2003, including two store relocations.

Interest Expense, net.  Interest expense decreased by $0.1 million, or 10.8%, to $1.2 million in the third quarter of fiscal 2004 from $1.3 million in the third quarter of fiscal 2003. The decrease in interest expense resulted from lower average borrowings for the period due to the use of proceeds from our initial public offering in April 2004 to repay debt, as well as slightly lower average interest rates this year than last year.

Income Tax Provision (Benefit). We did not record an income tax provision for the third quarter of fiscal 2004 or 2003, due to utilization of net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Income. The net income of $2.1 million for the third quarter of fiscal 2004 decreased by $2.3 million from the net income for the third quarter of 2003 of $4.4 million, due to the factors discussed above.

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

Thirty Nine Weeks Ended October 30, 2004 and Thirty Nine Weeks Ended November 1, 2003

Sales.  Sales increased by $97.5 million, or 31.7%, to $405.0 million in the nine months of fiscal 2004 from $307.5 million in the nine months of fiscal 2003. This increase primarily resulted from sales of $112.2 million from 2004 and 2003 new stores not yet included in the comparable store sales base, less a comparable store sales decrease of $1.9 million, or 0.7%, and a $12.8 million sales decrease from closed stores.

The decrease in comparable store sales was primarily attributable to the negative impact of weather conditions experienced in the second and third quarters of fiscal 2004 and comparison to a strong comparable store sales increase of 11.1% for the nine months of fiscal 2003.

In addition, comparable store sales were impacted by the decrease in the MBNA credit card sales related to that program. Sales at several stores were also impacted by cannibalization from certain new Gander Mountain store openings and new competition entering our markets. Also, the camping category has reflected continued weakness, consistent with industry trends. Despite negative comparable store sales results in firearms in the third quarter of 2004, the nine months of fiscal 2004 comparable store sales percentage for the hunting/firearms category was positive.

Overall, the sales mix for the nine months of fiscal 2004 was relatively consistent with the nine months of fiscal 2003, except the ATV category, which increased its share of the sales mix, driven largely by new store sales, while the fishing/marine category declined.

Although sales of our owned-brand products are less than 10% of annualized sales today, we continue to see increasing sales penetration from these products.

Gross Profit. Gross profit increased by $27.6 million, or 38.7%, to $98.9 million in the nine months of fiscal 2004 from $71.3 million in the nine months of fiscal 2003. As a percentage of sales, gross profit increased 120 basis points to 24.4% in the nine months of fiscal 2004 from 23.2% in the nine months of fiscal 2003. Initial product margins increased slightly for the period, but those gains were offset by additional markdowns in the apparel, fishing and camping categories. The remaining net increase in gross profit margin was primarily due to:

•                  a 90 basis point increase from vendor co-op funds, which in prior years were reductions in advertising expense because proof of performance of advertising programs had been required prior to fiscal 2004,

•                  an increase in net revenues earned from royalties earned from our co-branded credit card program,

•                  increases in other vendor allowance programs, and

•                  a decrease in distribution expenses, as a percentage of sales, due to distribution center initiatives that improved product handling efficiencies, offset by

•                  reduced leverage of store occupancy costs.

Store Operating Expenses.  Store operating expenses increased by $26.0 million, or 44.8%, to $83.8 million in the nine months of fiscal 2004 from $57.9 million in the nine months of fiscal 2003. As a percentage of sales, store operating expenses increased 190 basis points to 20.7% in the nine months of fiscal 2004 from 18.8% in the nine months of fiscal 2003.

Net advertising expense increased 160 basis points due to the change in vendor co-op funds discussed previously. For the nine months of fiscal 2004, vendor co-op funds are reflected as a reduction in cost of sales and inventory versus as a reduction in advertising expense in fiscal 2003. Store labor costs, as a percentage of sales, in the nine months of fiscal 2004 improved slightly over the prior year due to improved labor management. This improvement was offset by charges relating to the removal of waterfall displays from 42 smaller format stores and costs incurred to relocate two stores.

General and Administrative Expenses.  General and administrative expenses increased by $2.7 million, or 16.0%, to $19.5 million in the nine months of fiscal 2004 from $16.8 million in the nine months of fiscal 2003. As a percentage of sales, general and administrative expenses decreased 70 basis points to 4.8% in the nine months of fiscal 2004 from 5.5% in the nine months of fiscal 2003, primarily due to leveraging administrative and technology infrastructure expenses while increasing investments in merchandising and store operations functions.

Pre-opening Expenses.  Pre-opening expenses increased $2.7 million, or 61.1%, to $7.1 million in the nine months of fiscal 2004 from $4.4 million in the nine months of fiscal 2003. We opened nineteen new stores in the nine months of fiscal 2004, including two store relocations, and we opened nine new stores in the nine months of fiscal 2003, including two store relocations.

Interest Expense.  Interest expense increased by $0.2 million, or 5.6%, to $3.6 million in the nine months of fiscal 2004 from $3.4 million in the nine months of fiscal 2003.  The increase in interest expense resulted from higher average borrowings used to fund our growth during fiscal 2004, primarily in the first quarter of fiscal 2004 and prior to our initial public offering.

Income Tax Provision (Benefit).  We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. The net loss of $15.2 million for the nine months of fiscal 2004 increased by $3.9 million from the net loss of $11.2 million for the nine months of 2003, due to the factors discussed above.

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

On April 26, 2004, we closed the initial public offering of our common stock, selling 6,583,750 shares of common stock, including the underwriters’ over-allotment, at a price of $16.00 per share, resulting in net proceeds to us of $96.2 million.  Transaction costs were $9.1 million and have been reflected as a reduction of paid-in-capital. The proceeds were used to eliminate our outstanding note payable to Holiday Companies in the amount of $9.8 million and reduce $86.4 million of outstanding indebtedness on our credit facility. As of October 30, 2004, the availability on our credit facility was $41.3 million.

Operating Activities.  Net cash used in operating activities for the nine months of fiscal 2004 increased by $21.4 million to $79.5 million, as compared to the nine month period of fiscal 2003. The increase was primarily the result of increases in inventories, vendor receivables and landlord receivables related to new stores, offset by higher accounts payable levels.

Investing Activities.  Net cash used in investing activities was $30.6 million in the nine months of fiscal 2004 and $17.8 million in the nine months of 2003, consisting of purchases of property and equipment. Additionally, there was $2.4 million in non-cash capitalized lease obligations recorded in the nine months of fiscal 2004, along with the corresponding leasehold improvement and equipment assets. We use cash primarily for tenant improvements and equipment to open new stores and to remodel and upgrade existing stores.  There were nineteen new stores, including two store relocations, opened in the nine months of fiscal 2004 and nine new stores, including two store relocations, opened in the nine months of fiscal 2003.

                Financing Activities.  Net cash provided by financing activities was $110.9 million in the nine months of fiscal 2004, as compared to $76.3 million in the nine months of fiscal 2003. During the nine months of fiscal 2004, we received net proceeds from our initial public offering of $96.2 million, reduced debt by $96.2 million in total (including $9.8 million in Holiday Companies indebtedness) and borrowed $24.5 million, net under our credit facility. We borrowed $66.4 million under our credit facility during the nine months of fiscal 2003 as well as $9.9 million from Holiday Companies. The borrowings during these periods were primarily related to financing the increased inventory levels, property and equipment purchases for new store openings, and to the extent of the highly seasonal nature of our business, operating losses.

                To meet our liquidity and capital needs, we entered into a credit facility in fiscal 2001.  This credit facility currently provides for revolving loans in an aggregate amount of up to $175.0 million including letters of credit. The facility can be increased to $200.0 million if we are not in default under the agreement.  The actual availability under our credit facility is limited to the lesser of, on average, 65% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Outstanding borrowings under the credit facility as of October 30, 2004, were $131.4 million, including letters of credit of $4.9 million. Our total remaining borrowing capacity under the credit facility as of October 30, 2004, is $41.3 million.  Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.75% depending on our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR rate plus 1.75% to 2.25% depending on such EBITDA. Our obligations under the credit facility are secured by interests in substantially all of our assets. The credit facility expires June 30, 2007. As of October 30, 2004, we were in compliance with all covenants under our credit facility.

                Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including distribution capabilities, is able to support a larger store base. We have opened nineteen new stores in fiscal 2004, including two relocated stores. We expect our capital expenditures to be approximately $35.0 million to $40.0 million for the full fiscal year 2004, substantially all of which will relate to planned store openings, store relocations and store remodels in fiscal 2004. Within approximately six months, we expect to spend approximately $2.0 million to $3.0 million to expand the capacity of our distribution center to support our growth. Also within approximately six months, we expect to enter into a lease for, and move into, a new corporate headquarters location. The new facility build-out and equipment is expected to require a net investment of approximately $1.5 million to $2.5 million.

Additional needs for capital include funding seasonal inventory levels and seasonal losses from operations. We intend to satisfy our capital requirements over the next twelve months with cash flows from operations, funds available under our credit facility and equipment financing leases. To support our continued growth plans, we anticipate increasing our existing $175 million credit facility. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek capital in the public markets. There is no assurance that financing through the public markets will be available to us on acceptable terms.

In fiscal year 2005, we currently expect to add 18 to 22 new stores, including two or three relocations. Total capital expenditures are currently expected to approximate $40 to $50 million for fiscal year 2005. However, business conditions, business strategy or other factors may cause us to adjust such plans.

                Under our 2002 Stock Option Plan, we have 211,994 options outstanding to purchase our common stock  with the ability to exercise being contingent upon the attainment of a $32.06 per share price for our common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average taken at that time. The options have a 10-year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the attainment of the $32.06 price per share at a fiscal year end. The exercise price is $4.47 per share.  If the price of our common stock reaches $32.06 at a fiscal year end, the company will recognize approximately $3.6 million in expense, net of tax, assuming an effective tax rate of 40%, over the vesting period described above.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations and letters of credit.  We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America. As of October 30, 2004, and January 31, 2004, the minimum operating lease obligations due within one year were $34.8 million and $25.7 million, respectively. These store operating leases generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

Issued and outstanding letters of credit were $4.9 million at October 30, 2004, and were related to importing of merchandise and insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery.  Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Seasonality

Our business is seasonal in nature and interim results may not be indicative of results for a full year.  Our highest sales activity normally occurs during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season.  The first half of our fiscal years have averaged approximately 35% of our annual sales, including new store sales, over the past two years. However, this factor cannot necessarily be used as an indicator of future results.  Customers’ demand for our products, and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and demand for related apparel and equipment.  This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are exposed to market risk from changes in interest rates on borrowings under our credit facility, which bears interest at the lower of the lender’s prime commercial lending rate plus 0% to 0.75% depending on our EBITDA, as defined in the credit agreement, or the adjusted LIBOR rate for one, two, three or six months plus 1.75% to 2.25% depending on such EBITDA. Outstanding borrowings under our credit facility as of October 30, 2004, including letters of credit of $4.9 million, were $131.4 million. If interest rates had increased by 100 basis points during our third quarter of fiscal 2004, our interest expense would have increased by approximately $0.3 million, based upon average borrowings under our credit facility during the third quarter of fiscal 2004.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our Quarterly Report on Form 10-Q for the period ended July 31, 2004, on July 2, 2004, we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement (the “Agreement”) dated May 16, 1996, with Cabela’s Incorporated (“Cabela’s”).  On July 2, 2004, we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a trademark licensing provision of the Agreement is unenforceable.  Although the noncompetition provisions of the Agreement expired in June 2003, the Agreement may require us to grant a license to certain of our trademarks that were in existence in 1996 to Cabela’s for its use in the “direct marketing business” (as defined in the Agreement) if we engage in active steps to enter the “direct marketing business.”  We filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Agreement.

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

                There were no material developments in this matter during the quarter ended October 30, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference(1)
3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

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

GANDER MOUNTAIN COMPANY

Date: December 9, 2004	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2004	By:	/s/ Dennis M. Lindahl
Dennis M. Lindahl
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference(1)
3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

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