Form 10-K
period 2005-01-29
GANDER MOUNTAIN CO
filed 2005-04-29
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

Commission file number 0-50659

GANDER MOUNTAIN COMPANY

(Exact name of Registrant as Specified in its Charter)

180 East Fifth Street, Suite 1300
Saint Paul, Minnesota 55101
Minnesota	(651) 325-4300	41-1990949
(State or Other Jurisdiction of Incorporation or Organization)	(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $144,408,629 as of July 31, 2004, based upon the closing price of $21.45 on the Nasdaq National Market reported on July 30, 2004.  Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates.  This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

As of April 19, 2005, the number of shares of common stock outstanding was 14,246,925.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s proxy statement for its 2005 annual meeting of shareholders to be held on June 8, 2005.

GANDER MOUNTAIN COMPANY

FORM 10-K

For the Fiscal Year Ended January 29, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risks and Factors Affecting Current and Future Results” section of this Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, that advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.                             BUSINESS

General

Gander Mountain Company is a leading specialty retailer offering a broad assortment of competitively priced merchandise that caters to the needs of outdoor lifestyle enthusiasts, with a particular focus on hunting, fishing and camping.  Since its origin in 1960, our brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. Our core strategy and focus is to provide our target customer with a unique retail experience founded upon our “We Live Outdoors” culture and theme.  We believe that our stores offer broad and deep assortments of competitively priced outdoor equipment, accessories, related technical apparel and footwear, featuring national and regional brands as well as our company’s owned brand, in addition to related services.  We seek to combine this broad product offering with a unique store environment and superior customer service based on our store associates’ extensive product knowledge and outdoor-related experience.  We have expanded our store base from 26 stores in 1997 to our current base of 86 Gander Mountain outdoor lifestyle stores in fourteen states — Colorado, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin.

We have embarked on a series of strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and accelerating new store openings.  We are transforming our market position from a traditional specialty store to a larger format, category-focused store by opening new larger format stores and increasing the selling space within our existing stores.  Our new larger format stores, which we are now opening primarily at 60,000 to 65,000 square feet, have a warehouse-style shopping environment characterized by concrete floors, open-bar joist ceilings, high-density racking and wide aisles, which reinforces our overall value proposition to our customers and enables us to substantially increase the breadth and depth of our product offerings.  We use outside selling areas to display large items such as kayaks, canoes and ATVs, which increase the efficiency of our stores and also give those products greater visibility.  As of January 29, 2005, we had 27 larger format stores, the first of which opened in March 2003.

We were originally organized as a Delaware limited liability company on November 27, 1996, and we converted to a Delaware corporation on December 31, 2000.  We reincorporated in Minnesota in January 2004 by merging our wholly owned subsidiary formed solely for that purpose.  We have been operating our current business since our initial organization in 1996.  Our principal executive offices are located at 180 East Fifth Street, Suite 1300, Saint Paul, Minnesota 55101, and our general telephone number is (651) 325-4300.

We maintain a Web site at www.GanderMountain.com.  The information contained on and connected to our Web site is not incorporated into this report.  We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC.  “Gander Mountain,” Gander Mtn.,” “Gander Mountain Guide Series,” “We Live Outdoors,” our logos, and the other trademarks, tradenames and service marks of Gander Mountain mentioned in this report are our property.  This report also contains trademarks and service marks belonging to other entities.

The Brand’s History

After founding the company in Wilmot, Wisconsin, in 1960 as a catalog operation, the original owner of the Gander Mountain brand name developed one of the largest outdoor catalogs in the United States, with significant name recognition and brand equity within the outdoor lifestyle sector.  The core catalog business was augmented with a retail store presence until the owner sold the Gander Mountain catalog operations in 1996.  In 1996 and 1997, Holiday Companies, which at the time owned and operated 10 retail sporting goods stores, acquired the 17 existing Gander Mountain retail stores and began to leverage the historic Gander Mountain brand to build a new outdoor lifestyle business.

Our Growth Strategy

Our long-term objectives are to build upon the Gander Mountain brand name and create the leading retail store chain that defines the outdoor lifestyle category. To achieve our objectives we intend to:

Expand Our Store Base

We believe that our unique retail concept has broad appeal and that there are significant opportunities for profitable new store expansion to gain a substantial share within the large, highly fragmented and underserved outdoor lifestyle market.  We opened 19 stores in fiscal 2004, 18 of them in our larger format, including 17 new stores and the relocation of two smaller stores to sites with our new, larger store format.  We plan to open 18 to 20 additional stores in fiscal 2005 in both existing and new markets, including three or four relocated or consolidated stores.

Employ a Flexible Real Estate Strategy

We employ a flexible real estate strategy utilizing different store prototype sizes depending on market characteristics, demographics and availability of sites and facilities.  We strategically locate our outdoor lifestyle stores in suburban and rural areas with a high concentration of our target outdoor enthusiast customers and near hunting, fishing, camping, boating and other outdoor recreation destination areas.  Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates.  We believe that we have strong relationships with other retailers who are able to offer us suitably located second-use or subleased real estate, with attractive occupancy costs, within our target expansion markets, which further enhances our ability to meet our store growth objectives.

Add Complementary Product Lines in Response to Customer Demand

We plan to add to our already extensive assortment of products and services to better meet the needs of our customers, and use input from our customers in making these merchandising decisions. In fiscal 2005, we are expanding our assortment of marine accessories, including products such as small engines, boat seats, boat lines, cleaning products and oil.  We are also testing the sale of three lines of Genmar Holding, Inc. fishing and family recreation boats – Stratos®, Champion® and SeaSwirl® – in eight of our larger format stores in fiscal 2005.  We will carry boats in sizes from 17 to 23 feet in a price range of approximately $16,000 to $41,000. We already sell small fishing boats, kayaks, canoes and small boat motors, so we see the Genmar boats as a natural extension of our product offerings.

We also plan to test the rental of Genmar’s Triumph® line of boats.  These boats will be available in sizes from 12 to 19 feet, with engines ranging from 25 horsepower to 115 horsepower.

Provide Valuable Services that Strengthen Relationships with Our Customers

Our customers rely on us to provide expert services to enhance their outdoor experiences, and we plan to build on our current base of services to strengthen our customers’ view of our stores as the solution to all of their needs for outdoor recreation.  We are the largest employer of professional gunsmiths in the country, with gunsmiths in almost all of our stores and a larger facility in our Kenosha store to provide advanced services. We also have archery technicians in every store to provide customization and repair services to archery enthusiasts and have archery shooting lanes in our larger format stores.  With ATV repair facilities in all but one of our larger format stores, we have the ability to service virtually any kind of small engine, including boat engines. As we add more marine business, our customers are increasingly finding our stores to be a convenient solution for having their boat engines repaired.

In fiscal 2004, we acquired a small travel business that specializes in packaging hunting and fishing trips, and in providing expert advice on destinations, accommodations and guide services.  Our Outdoor Expeditions staff has accumulated a wealth of knowledge and expertise in packaging rewarding hunting and fishing vacations.  However, we do not own or lease any hunting land or provide guide services.

Improve Productivity and Profitability

We plan to improve comparable store sales through competitive pricing, merchandising promotions consistent with our “every day low price” policy, the pursuit of adjacent product categories and continued enhancement of our flexible merchandise capabilities.  As we remodel our older stores, we increase the merchandise capacity by using higher density merchandising fixtures.  We are also focused on increasing our store operating margins and profitability through improved purchasing leverage as we grow, more efficient utilization of labor, continued expansion of our owned brand merchandise where appropriate, higher inventory turnover through our supply chain initiatives and further leverage of the infrastructure investments we have made in the areas of information systems, merchandising and advertising.

Leverage Our Scalable Infrastructure

Over the past several years, we have made significant investments in our infrastructure, including our information systems, distribution capabilities and management ranks, to support our accelerating growth.  We use an enterprise-wide merchandise system from Retek and a financial system from Oracle, both of which we believe are highly scalable. Our NBS point-of-sale system is integrated with our Retek and Oracle systems.

Our Products and Services

The key elements of our merchandise strategy that reinforce our “We Live Outdoors” culture and theme are:

•                  offer an extensive selection of products at highly competitive prices on an everyday basis in a larger format, warehouse-style store that reinforces our strong value proposition;

•                  focus on nationally branded products;

•                  supplement our branded product offering with our proprietary Guide Series brand;

•                  tailor our merchandise assortment to each local market to take advantage of the seasonal nature of our customers’ outdoor activities as well as regional preferences;

•                  introduce new, on-trend merchandise early in its product life-cycle; and

•                  support our customers with a superior level of assistance, product expertise and value-added, in-store technical support services.

Product Offerings

We offer a broad and deep assortment of equipment, apparel, footwear, related accessories and consumable supplies to meet the outdoor activity needs of our customers. The extensive breadth and depth of our product offering allows us to carry a full range of merchandise at price points within each category to appeal to customers ranging from the beginner to the expert.

Another important element of our merchandise strategy is our anticipating new merchandise trends and consumer preferences and attempting to be the first to market with new products. Our goal is to capitalize on new merchandise trends early in their product life cycles. We are able to do this by frequent communications between our customers, store associates, buyers and vendors, utilizing consumer research.

The following table shows our sales during the past three fiscal years by product category:

Category	Fiscal 2002	Fiscal 2003	Fiscal 2004
Hunting	40.2%	41.2%	42.1%
Fishing and Marine	19.5	18.0	16.3
Camping, Paddlesports and Backyard Equipment	9.0	8.6	8.2
Apparel and Footwear	28.3	27.2	26.9
Powershop and Other	3.0	5.0	6.5
Total	100.0%	100.0%	100.0%

Hunting.    Hunting is our largest merchandise category, representing approximately 42% of our sales during fiscal 2004.  Our hunting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and sport shooting.  Gunsmith services and archery technicians support our hunting assortments to service the complete needs of the hunter.

Our hunting assortment includes a wide variety of firearms, including rifles, shotguns, handguns, air guns and black powder muzzle loaders.  We also buy and sell used firearms. In addition to firearms, we carry a wide selection of products in the ammunition, hunting equipment, optics, dog training, archery and food plots/feeding categories.

Fishing and Marine.    Fishing and marine merchandise represented approximately 16% of our sales during fiscal 2004 and includes products for fresh-water fishing, salt-water fishing, fly-fishing and ice-fishing. Our broad assortment appeals to the beginning angler and the weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing and marine assortment features a wide selection of products in the tackle supplies, electronics, fly-fishing, ice-fishing and marine accessories categories.  We also provide line winding services in all of our stores and live bait in most of our larger format stores.

Camping, Paddlesports and Backyard Equipment.    Camping, paddlesports and backyard equipment represented approximately 8% of our sales during fiscal 2004. Our camping assortment primarily focuses on family camping and the weekend hiker and includes the camping, paddlesports, backyard cooking and entertainment and food processing product categories.

Apparel and Footwear.    Our apparel and footwear product categories include both technical gear and lifestyle apparel for the active outdoor enthusiast. Apparel and footwear represented approximately 27% of our sales during fiscal 2004, and our assortments in these categories include fieldwear, sportswear and workwear.  Fieldwear apparel and footwear offer technical performance capabilities for a variety of hunting activities, including upland, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, breathability, temperature control, scent control, quietness control and visual capabilities, including camouflage and blaze orange. Outerwear, particularly performance rainwear, is an important category for customers who are fishing, hiking, hunting or marine enthusiasts.

Powershop and Other.    Our larger format stores carry an assortment of ATVs and ATV accessories used primarily for hunting and fishing, as well as power tools and boat motors.  We are now one of the largest dealers of ATVs in the country.  In addition to selling a high volume of units, we typically sell a significant amount of accessories with each vehicle.  Our customers view ATVs as working vehicles and appreciate the broad assortment of accessories and attachments we carry to enhance their effectiveness. These attachments range from simple trailers and blades to expensive cultivators that hunters use to plant food plots for game on their hunting land.  Our ATV service shops provide a full range of services and parts and are staffed with technicians trained for most of the makes and models, as well as other small engines.

We are testing the sale of three lines of Genmar fishing and family recreation boats, Stratos, Champion and SeaSwirl, in eight of our larger format stores in fiscal 2005. We will carry boats in sizes from 17 to 23 feet, all with Yamaha engines. We already sell small fishing boats, kayaks, canoes and small outboard motors, so we see the Genmar boats as a natural extension of our product offerings.

We also plan to test the rental of Genmar’s Triumph line of boats.  These boats will be available in sizes from 12 to 19 feet, with Yamaha engines ranging from 25 horsepower to 115 horsepower.

Other products include cabin and ranch décor items, gifts, books, videos and food.

Focus on Branded Products

Our primary merchandise focus is to offer our customers a broad selection of competitively priced national and regional brand products, which represent in excess of 80% of our total sales. Our national brand focus is driven by our customers’ buying preferences for national brands and the fact that the national brand manufacturers are often responsible for most of our industry’s new product innovation and development. We not only offer an extensive breadth of brands across multiple product categories, but also offer extensive depth of product within most brands.

Another important element of our branding strategy is the development of a strong owned brand, Guide Series, by leveraging the strength of our brand image to create our own line of high-quality products. Our owned brand strategy is designed to augment our assortment of nationally and regionally branded merchandise with our owned brand products in select merchandise categories.  While the majority of owned brand products are in the apparel category, we also offer owned brand equipment.

Our Guide Series products are designed and priced to offer our customers the quality characteristics of many of our branded products at a price that reflects exceptional value. We believe that by offering a high-quality, competitively priced owned brand, we create an even more compelling value proposition for our customers.  The Guide Series product is sourced from a diversified group of established vendors.  It accounted for approximately 7% to 8% of our total sales in fiscal 2004 and fiscal 2003.

Localization and Relevancy of Product Assortment

We customize our merchandise assortment on a market-by-market basis. We do this by featuring well-known regional brands that we augment with local brands, allowing us to tailor our merchandise assortment to the local market. This is extremely important across many of our merchandise categories, given the significant differences in product and brand preferences as well as climate and seasonal variations from market to market.

Services

We provide our customers with a wide range of in-store, value-added, technical support services. Nearly all of our stores offer full-service gunsmith services, archery technicians, fishing reel line winding and hunting and fishing license sales. We also offer small-engine repair services at all of our stores that sell ATVs, including servicing boat motors. We believe that offering these services is not only consistent with our goal of offering products and services for all our customers’ outdoor lifestyle needs, but also is an important driver of additional sales by building customer traffic and enhancing our relationship with our customers. We believe the ability to provide the necessary technical support in our major product categories is essential to our positioning in the outdoor lifestyle market.

Pricing

Our pricing policy is to maintain prices that are competitive in our markets.  We believe our competitive pricing strategy reinforces our strong value proposition, instills price confidence in both our customers and our store associates and is a critical element of our destination store strategy.  We achieve price leadership through our commitment to a variety of programs and policies including, a “low-price guarantee,” “if it’s on sale there, it’s on sale here,” and “Double the Difference.”

Store Design and Visual Merchandising

We design our larger format, warehouse-style stores to create an exciting shopping environment and to highlight our extensive product assortment. We use our store design and layout to emphasize our image as a value-oriented outdoor lifestyle retailer.  We use a variety of display fixtures, in-aisle merchandise displays, tables and end-caps to create a functional design that enables us to expand and adjust the size of our merchandise offerings by season and market.

Purchasing and Distribution

Our merchandising team is responsible for all product selection and procurement except for certain purchases by our store managers to address local customer preferences or seasonal considerations. In addition, our merchandising team’s responsibilities include the determination of initial pricing, product marketing plans and promotions, and coordination with our merchandise planning and allocation team to establish stock levels and product mix. Our merchandising team also regularly communicates with our store management to monitor shifts in consumer tastes and market trends.

Our merchandise planning and allocation team is responsible for merchandise distribution, inventory control, and the Retek automatic replenishment purchasing and allocation system. This team also coordinates the inventory levels necessary for each advertising promotion with our buyers and our advertising department, tracking the effectiveness of each advertisement to allow our buyers and our advertising department to determine the relative success of each promotional program. Other responsibilities include price changes, creation of purchase orders and determination of store-level inventory.

We purchase merchandise from over 2,100 vendors, and we have no long-term purchase commitments. During fiscal 2004, our ten largest vendors collectively represented approximately 19% of our purchases.

We operate a 225,000-square-foot distribution center to which vendors directly ship merchandise, where it is processed as necessary and then shipped to our stores.  In addition, 10% to 15% of our merchandise is shipped directly to our stores by the vendors.  In fiscal 2005, we plan to invest approximately $2.5 million to upgrade the product-handling equipment in our distribution center and we are leasing additional space in a nearby facility to stage merchandise for our new stores.  We believe that these enhancements will improve our effectiveness and efficiency and will enable us to continue to service all of our stores out of our existing distribution center until fiscal 2007.

Marketing and Advertising

Our marketing strategy communicates our “We Live Outdoors” culture and theme and is designed to emphasize Gander Mountain’s position in the market as a leader in selection, service and competitive pricing in our core categories — hunting, fishing and camping. In addition, we seek to develop a unique relationship with our customers and establish our store associates as true experts in their field.

We use a combination of print, radio, television, and outdoor advertising to communicate our message. Our primary advertising vehicle is our print advertising program using a combination of newspapers and direct mail appropriate to our markets. Our advertising calendar focuses on the key hunting, fishing and camping seasons.  We also utilize radio advertising, television advertisements, sponsorships of key sporting events and fishing tournaments, event marketing and grassroots marketing through support of community organizations.  In addition, our “We Live Outdoors” television show airs on the Outdoor Life Network.

A significant element of our local and grassroots marketing effort is the utilization of our “lodge.” The Gander Mountain Lodge is a designated space in nearly all our stores that serves as a meeting place for local outdoor groups. Our store management schedules presentations and training seminars from our world-class pro-staff in conjunction with natural resource organizations, including local chapters of Ducks Unlimited, Pheasants Forever, Muskies, Inc. and scout troops. The lodge is also used for firearms training and youth certification, making us one of the largest providers of hunters’ safety training in the country.

Retail Stores and Markets

Store Locations

The following table lists the location by state of our 82 stores open as of January 29, 2005:

State	Number of Stores
Colorado	1
Illinois	3
Indiana	3
Iowa	2
Kentucky	1
Michigan	14
Minnesota	13
New York	8
North Dakota	1
Ohio	8
Pennsylvania	10
Texas	3
Virginia	1
Wisconsin	14

Site Selection

We select geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility, accessibility and lease economics. Key demographics include not only population density, but also the number of outdoor activity participants, as measured by hunting and fishing licenses, and proximity to outdoor recreation areas. Generally, we seek to locate our new stores in retail areas with major discount retailers, such as Wal-Mart or Target, or other specialty retailers, such as The Home Depot, Bed, Bath and Beyond or Best Buy. Our market and site selection decision-making process is ultimately based on the projected economics of the new store.

Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates. We have the flexibility to adapt our store model from 30,000 square feet up to 100,000 square feet. We are now building our larger format stores primarily at 60,000 to 65,000 square feet, and we prefer sites where we can include an outside selling area to display large items such as kayaks, canoes and ATVs, which increases the efficiency of our stores and also gives these products greater visibility. We believe that there is ample availability of recycled real estate at reasonable occupancy costs to accommodate a significant portion of our future growth. We believe that our flexible real estate strategy will assist us in meeting our expansion objectives and operating with reasonable occupancy costs.

Our expansion strategy is to open stores in both new and existing markets. In our existing markets, we will add stores to further penetrate certain market areas. In certain situations, opening new stores in existing markets will negatively impact comparable store sales for a period of time; however, by clustering our stores, we seek to take advantage of economies of scale in advertising, promotion, distribution and management supervisory costs. In new markets, we generally seek to expand in geographically contiguous areas in order to build on our experience in the same or nearby regions.

Seasonality

Our business is subject to seasonal fluctuations.  We generate approximately 65% of our sales in the third and fourth quarters, which are primarily associated with the fall hunting seasons and the holiday season.  Customers’ demand for our products, and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. In addition, we typically open a greater number of new stores during the second half of the year, which further increases the percentage of our sales generated in the third and fourth fiscal quarters.  We also incur significant additional expenses in the third and fourth fiscal quarters due to higher volume and increased staffing in our stores.

Employees

As of January 29, 2005, we had approximately 5,000 associates, approximately 2,000 of whom were employed by us on a full-time basis. We also employ additional associates during peak selling periods. We consider our relationships with our associates to be good. None of our associates is covered by a collective bargaining agreement.

Competition

We operate in a large, highly fragmented and competitive industry, which we believe is currently underserved at the retail level.  The outdoors is an integral part of many Americans’ lifestyles.  The principal competitive factors in our industry are breadth and depth of product selection, price, services, location convenience and customer service. Our principal competitors include the following:

•                  local specialty stores;

•                  traditional sporting goods chains, such as The Sports Authority, Dick’s Sporting Goods and Academy;

•                  catalog and Internet-based retailers, such as Cabela’s, Bass Pro and Sportsman’s Guide;

•                  large format entertainment-focused outdoor retailers, such as Cabela’s and Bass Pro;

•                  other outdoor-focused chains, such as Sportsman’s Warehouse;

•                  discount chains and mass merchants, such as Wal-Mart, Kmart and Target Corporation; and

•                  marinas and marine supply stores, such as West Marine and Boater’s World.

Local Specialty Stores.  These stores generally range in size from approximately 2,000 to 10,000 square feet, and typically focus on one or two specific product categories such as hunting, fishing or camping and usually lack a broad selection of product.

Traditional Sporting Goods Chains.  These large format stores generally range from 20,000 to 100,000 square feet and offer a broad selection of sporting goods merchandise covering a variety of sporting goods categories, including hunting, fishing and camping.  However, we believe the amount of space devoted to our outdoor product categories limits the extent of their offerings in these areas.

Catalog and Internet-Based Retailers.  These retailers sell a broad selection of merchandise through the use of catalogs and the Internet. The products are competitively priced and the direct channel offers relative convenience to customers. However, catalog and Internet retailers are not able to provide face-to-face customer service and support.

Large Format Entertainment-Focused Outdoor Retailers.  These larger format retailers generally range in size from 100,000 to 200,000 square feet and seek to offer a broad selection of merchandise focused on hunting, fishing, camping and other outdoor product categories.  The format of these stores seeks to combine the characteristics of an outdoor retailer with outdoor entertainment and theme attractions.  Many of these stores are located away from major population centers.

Other Outdoor-Focused Chains.  These other chains, typically ranging from two to 25 stores, focus on offering a broad selection of merchandise in one or more of the following product categories — hunting, fishing, camping or other outdoor product categories.  The largest of these chains is significantly smaller than our company and we believe that other outdoor-focused chains generally do not offer a similar depth and breadth of merchandise in all of our product categories.

Discount Chains and Mass Merchants.  These stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, free-standing sites or regional malls. Hunting, fishing and camping merchandise and apparel represent a small portion of the store assortment, and of their total sales.

Marinas and Marine Supply Stores.  There are two national chains that sell marine accessories and supplies. These products can also be found in a wide range of other retail outlets, including marine dealers, marina shops, boat service and repair shops, sporting goods suppliers and mass merchants.

Government Regulation

Because we sell firearms at all of our retail stores, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives. Each store has a federal firearms license permitting the sale of firearms, and our distribution center has obtained a federal firearms license to store firearms.  Our federal firearms licenses permit gunsmithing activities at each of our stores.  We also obtained a federal license to sell black powder used to shoot muzzle-loading firearms at certain of our stores.  Certain states require a state license to sell firearms and we have obtained these licenses for the states in which we operate.

We must comply with federal, state and local regulations, including the federal Gun Control Act of 1968, which require us, as a federal firearms licensee, to perform a pre-sale background check in connection with all firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System, or NICS, or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale or require that the sale be delayed for further review, and provide us with a transaction number for the proposed sale. We are required to record the transaction number on Form 4473 of the Bureau of Alcohol, Tobacco, Firearms and Explosives and retain this Form 4473 in our records for 20 years for auditing purposes for each approved, denied or delayed sale. We are also subject to numerous state and local laws regarding firearm sale procedures. After all of these procedures are complete, we may complete the sale. Regulations issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives also delay our ability to change certain of our officers and prohibit some individuals from serving in certain of our offices.

We are subject to regulation by the Consumer Product Safety Commission, the Occupational Safety and Health Administration and similar state regulatory agencies covering the products we sell, the services we provide and the working environment for our employees.

In addition, many of our imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that we may import into the U.S. and other countries or impact the cost of such products. To date, quotas in the operation of our business have not restricted us, and customs duties have not comprised a material portion of the total cost of our products.

Proprietary Rights

Each of “Gander Mountain,” “Gander Mountain Guide Series,” “Gander Mtn.” and our logos has been registered as a service mark or trademark with the United States Patent and Trademark Office.  In addition, we have pending applications for additional trademarks, including “We Live Outdoors.”

Executive Officers

The following table sets forth the name, age and positions of each of our executive officers as of April 1, 2005:

Name	Age	Position
Mark R. Baker	47	President, Chief Executive Officer and Director
Dennis M. Lindahl	52	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Allen L. Dittrich	50	Executive Vice President, Merchandising
Curt V. Avallone	43	Senior Vice President, Marketing
Andrew P. Carlin	41	Senior Vice President, Store Operations
Sharon K. Link	44	Senior Vice President, Finance and Administration and Assistant Treasurer

Mark R. Baker, an avid outdoorsman, was appointed to the office of President in February 2004 and has served as our Chief Executive Officer since September 2002. Mr. Baker was an independent consultant from August 2001 through September 2002. From May 1996 though July 2001, he served in various positions with Home Depot Inc., including serving as Executive Vice President, Chief Operating Officer and Chief Merchandising Officer from April 1999 to July 2001. Prior to joining Home Depot, Mr. Baker held senior leadership positions in the retail sector, serving in various management positions for Knox Hardware and Lumber from 1980 through 1988, as Vice President of Merchandising and Marketing of Scotty’s Home Improvement Centers from 1988 through 1992 and as Executive Vice President of Merchandising of HomeBase from 1992 through 1996. Mr. Baker is a director of The Scotts Company, a public company that manufactures and markets lawn and garden products.

Dennis M. Lindahl was appointed to the offices of Secretary and Treasurer in February 2004 and has served as our Executive Vice President and Chief Financial Officer since July 2003, our Assistant Secretary from February 1997 through January 2004 and our acting Chief Executive Officer from February 1997 through November 1997. In 1986, Mr. Lindahl joined Holiday Companies following ten years with Arthur Andersen LLP and served as Holiday Companies’ Vice President and Chief Financial Officer from April 1997 through December 2003.

Allen L. Dittrich has served as our Executive Vice President, Merchandising since April 1998.  Prior to joining our company, Mr. Dittrich spent 21 years with Target Corporation serving in various positions, including Senior Vice President and General Merchandise Manager for the Home, Cosmetics and Men’s and Children’s groups at the Department Store Division of Target Corporation, a position he held from July 1989 through February 1998.

Curt V. Avallone joined us in December 2004 as Senior Vice President, Marketing.  Prior to that time, he was Senior Vice President of Marketing and Strategic Planning for The Great Atlantic & Pacific Tea Company from November 2003 to November 2004.  From January 1996 to October 2003, he held various positions with Ahold USA, Inc., most recently as Vice President of Marketing for the Stop and Shop Supermarket Company.  He also had responsibility for business development and e-commerce at Ahold USA.

Andrew P. Carlin joined us in August 2003 as our Regional Vice President with primary responsibility for our western stores and was promoted to Senior Vice President, Store Operations in August 2004.  Mr. Carlin came to our company from Kohl’s Corporation, where he served as a Regional Vice President from January 2002 to July 2003, District Manager and Vice President from June 1997 to December 2001, and a Store Manager from April 1995 to May 1997. Prior to his employment by Kohl’s Corporation, Mr. Carlin served in various store management positions for the department store division of Target Corporation from September 1986 to March 1995.

Sharon K. Link was appointed to the office of Assistant Treasurer in March 2004 and has served as our Senior Vice President, Finance and Administration since October 2003. Prior to joining our company, Ms. Link served as Chief Financial Officer, Chief Administrative Officer and Vice President-Finance of Golf Galaxy, Inc. from August 1997 to October 2003. Prior to joining Golf Galaxy, Ms. Link served as the Chief Financial Officer and Vice President Finance of Pet Food Warehouse, Inc. from August 1993 through April 1997.

ITEM 2.                             PROPERTIES

Until March 17, 2005, our corporate headquarters was located in Minneapolis, Minnesota, where we subleased 29,265 square feet from Holiday Stationstores, Inc. In addition, we subleased 3,533 square feet of additional office space and certain limited warehouse space in Minneapolis, Minnesota, from World Wide, Inc., a company controlled by Holiday Companies, on a month-to-month basis.

On March 18, 2005, we relocated our corporate headquarters to St. Paul, Minnesota where we lease approximately 63,000 square feet at 180 East Fifth Street.  The initial term of this lease expires on March 31, 2020, and is subject to two renewal options of five years each.  Renewal rent is to be established at the then-current market rate.  This lease also provides us with expansion options.

We currently lease a 225,000 square foot distribution center in Lebanon, Indiana. The initial term of this lease expires in 2011 and is subject to multiple five-year renewal options and rent escalation provisions. This lease also provides us with expansion options.

We lease all of our 86 stores, which are in various locations in Colorado, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. Our Bemidji, Minnesota store is leased from Holiday Stationstores, Inc. and our Fridley, Minnesota store is subleased from Lyndale Terminal Co., a company controlled by the Erickson family.  Our stores are generally leased for 10 to 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions.

ITEM 3.                             LEGAL PROCEEDINGS

Cabela’s Incorporated

On July 2, 2004, we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement dated May 16, 1996, with Cabela’s Incorporated.  On July 2, 2004, we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a trademark licensing provision of the Noncompetition Agreement is unenforceable.  Although the noncompetition provisions of the Noncompetition Agreement expired in June 2003, Cabela’s contends that the Noncompetition Agreement may require us to grant Cabela’s a license to certain of our trademarks that were in existence in 1996 if it is determined that we have engaged in active steps to re-enter a “direct marketing business” (as defined in the Noncompetition Agreement).  We filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Noncompetition Agreement.  Cabela’s has denied the claims in the Complaint and the Arbitration Demand.  The federal court proceeding is currently stayed and a hearing is scheduled in the arbitration for June 2005.  Discovery in the arbitration is currently underway.

We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time.  The outcome of this dispute may impact the manner in which we market our products in the future.  It is not expected to impact the marketing of our products through retail stores.

Securities Litigation

Our company and eight of our present and former directors and executive officers were named as defendants in six virtually identical actions, which were filed between January 28, 2005 and March 4, 2005, in the U.S. District Court for the District of Minnesota.  These actions are titled as Joseph Merrelli v. Gander Mountain Company, et al., George Patchan v. Gander Mountain Company, et al., John Stainbrook v. Gander Mountain Company, et al., Robert Schuck v. Gander Mountain Company, et al., William C. Fernalld, Jr. v. Gander Mountain Company, et al., and Sean Peter Sloan v. Gander Mountain Company, et al.  Each action is a purported class action brought on behalf of all persons (except defendants) who purchased stock in our initial public offering on April 20, 2004, or in the open market between April 20, 2004 and January 13, 2005.  The complaints allege that the defendants made false and misleading public statements about our company, and our business and prospects, in the registration statement and prospectus for our initial public offering, and in filings with the SEC and press releases issued thereafter, and that the market price of our stock was artificially inflated as a result.  The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934.  The plaintiffs in all six cases seek compensatory damages on behalf of the alleged class, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints and we intend to contest the lawsuits vigorously.  We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time.  Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

Derivative Litigation

Our company, as a nominal defendant, and 12 of our present and former directors have been named as defendants in a purported derivative action that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota.  This action is titled as Kurt Haberle v. Mark R. Baker, et al.  In his complaint, the shareholder-plaintiff alleges claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against the individual defendants arising out of the same events that are alleged in the federal securities actions that are described above.  Essentially, the complaint asserts that wrongful conduct by the individual defendants resulted in our company making false and misleading public statements, which in turn led to our company getting sued for federal securities fraud, which in turn has caused our company to lose market capitalization, reputation and goodwill.  The complaint seeks compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation.

We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.  The total costs may not be reasonably estimated at this time.  Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

Other Legal Claims

Various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the Nasdaq National Market under the symbol “GMTN”.  Our common stock began trading on April 21, 2004.

The following table shows the high and low sales prices of our common stock on the Nasdaq National Market for the periods indicated:

Fiscal 2004:	High	Low
First Quarter	$26.25	$19.90
Second Quarter	$25.23	$17.63
Third Quarter	$23.19	$17.00
Fourth Quarter	$20.32	$8.41

On April 13, 2005, the last reported sale price for shares of our common stock on the Nasdaq National Market was $13.37 per share.

Holders

There were approximately 55 holders of record of our common stock as of April 13, 2005.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2004.

Dividends

We have never declared or paid any cash dividends on our shares of common stock.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.  In addition, our credit facility restricts our ability to pay cash dividends or other non-stock distributions on any shares of our capital stock.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and notes thereto included in Item 8 and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

The selected financial data, except for the operating data, has been derived from our audited financial statements and have been restated to reflect adjustments discussed in Note 2, “Restatement of Financial Statements,” to our financial statements included in this report.

The selected financial data presented below under the heading “Statement of Operations Data” for the years ended February 1, 2003, January 31, 2004 and January 29, 2005 and the selected financial data presented below under the heading “Balance Sheet Data” as of January 31, 2004 and January 29, 2005 have been derived from our audited financial statements included under Item 8.

The selected financial data presented below under the heading “Statement of Operations Data” for the years ended January 27, 2001 and February 2, 2002 and the selected financial data presented below under the heading “Balance Sheet Data” as of January 27, 2001, February 2, 2002 and February 1, 2003 have been derived from our audited financial statements that are not required to be included in this report.

The unaudited selected financial data presented below under the heading “Operating Data,” for all periods have been derived from our internal records of our operations, except for “Gross profit as a percentage of sales,” which is derived from our audited financial statements.

Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 3 and Note 13 to our financial statements included in this report for a description of the method used to compute basic and diluted net earnings (loss) per share.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements” for additional information.

	Fiscal Year Ended (1)
	January 27, 2001 (Restated)	February 2, 2002 (Restated)	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
	(dollars in thousands, except per share data)
Statement of Operations Data
Sales	$243,556	$314,452	$357,441	$489,430	$642,140
Cost of goods sold (6)	182,087	243,056	271,991	370,532	479,662

Gross profit	61,469	71,396	85,450	118,898	162,478
Operating expenses:
Store operating expenses (6)	42,958	57,535	67,122	86,125	121,575
General and administrative expenses	15,612	16,068	20,864	21,619	26,002
Pre-opening expenses	3,235	4,725	700	4,921	8,194

Income (loss) from operations	(336)	(6,932)	(3,236)	6,233	6,707
Interest expense	7,283	4,821	7,314	4,760	5,137

Income (loss) before income taxes	(7,619)	(11,753)	(10,550)	1,473	1,570
Income tax provision (benefit)	—	(2,274)	2,274	—	—
Net income (loss)	$(7,619)	$(9,479)	$(12,824)	$1,473	$1,570

Loss applicable to common shareholders	$(11,764)	$(19,077)	$(22,881)	$(15,050)	$(2,735)

Basic and diluted loss applicable to common shareholders per share	$(12.09)	$(19.60)	$(23.52)	$(15.47)	$(0.25)

	Fiscal Year Ended (1)
	January 27, 2001 (Restated)	February 2, 2002 (Restated)	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
	(dollars in thousands)
Balance Sheet Data
Cash and cash equivalents	$471	$575	$591	$970	$1,033
Inventories, net (6)	81,852	95,390	109,962	180,361	264,138
Total assets	118,980	146,285	156,723	249,701	385,843
Borrowings under credit facility	46,983	37,906	45,147	102,058	114,441
Capital lease obligations	—	—	—	—	12,349
Notes payable to affiliate, including current maturities	—	55,494	—	9,840	—
Total shareholders’ equity	$30,719	$21,240	$63,025	$64,498	$162,308

	Fiscal Year Ended (1)
	January 27, 2001 (Restated)	February 2, 2002 (Restated)	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
	(dollars in thousands, except per square foot data)
Operating Data
Comparable store sales increase (decrease) (2)	0.1%	(4.6)%	2.9%	11.5%	(2.5)%
Number of stores at end of period	39	55	57	65	82
Total square feet at end of period	1,230,210	1,717,529	1,779,689	2,533,223	3,773,835
Sales per square foot (3)	$220	$211	$203	$227	$205
Gross profit as a percentage of sales	25.2%	22.7%	23.9%	24.3%	25.3%
Operating margin (4)	(0.1)%	(2.2)%	(0.9)%	1.3%	1.0%
EBITDA (5)	$4,768	$(346)	$3,798	$14,459	$18,363

(1)                                  We changed our fiscal year end in 2001 from the Saturday closest to the end of December to the Saturday closest to the end of January, electing a 52-53 week fiscal year.  The fiscal years ended January 27, 2001, February 1, 2003, January 31, 2004 and January 29, 2005 included 52 weeks. The fiscal year ended February 2, 2002 included 53 weeks. For purposes of annual comparisons, unless otherwise noted, we have not adjusted for this difference. Our fiscal year change occurred in connection with our conversion from a limited liability company to a C-corporation in December 2000. We were not subject to income taxation for the periods during which we were a limited liability company.

(2)                                  For fiscal 2000 through fiscal 2003, a store was included in the comparable store base in its fourteenth full month of operations. A relocated store was returned to the comparable store base in its fourteenth full month of operations following relocation.  Beginning in fiscal 2004, our policy is to include a store, including a relocated store, in the comparable store base in its fifteenth full month of operations. This change did not have a material impact on comparable store sales.

(3)                                  Calculated based on the weighted average of the gross square footage in the period, which includes office, storage and receiving areas that comprise approximately 17% of total square footage.

(4)                                  Calculated based on operating income (loss) and sales for the period.

(5)                                  EBITDA consists of net income (loss) plus interest expense, plus income tax provision or minus income tax benefit and plus depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with generally accepted accounting principles. We use EBITDA as a measure of operating performance, but we do not use it as a measure of liquidity.  EBITDA should not be considered as a substitute for net income or net loss, net cash provided by or used in operations, or other financial data prepared in accordance with U.S. generally accepted accounting principles, or as a measure of liquidity.

We believe EBITDA is useful to an investor in evaluating our operating performance because:

•                  it is a widely accepted financial indicator of a company’s ability to service its debt and it is used in determining compliance with certain covenants under our credit facility;

•                  it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired; and

•                  it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing from our operating results the impact of our capital structure, primarily interest expense from our outstanding debt, and asset base, primarily depreciation and amortization of our property and equipment.

Our management uses EBITDA:

•                  as a measurement of operating performance because it assists us in comparing our performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense from our outstanding debt, and our asset base, which includes depreciation and amortization of our property and equipment; and

•                  in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management.

The following table provides a reconciliation of net income (loss) to EBITDA:

	Fiscal Year Ended (1)
	January 27, 2001 (Restated)	February 2, 2002 (Restated)	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
	(dollars in thousands)
Net income (loss)	$(7,619)	$(9,479)	$(12,824)	$1,473	$1,570
Income tax provision (benefit)	—	(2,274)	2,274	—	—
Interest expense	7,283	4,821	7,314	4,760	5,137
Depreciation and amortization (7)	5,104	6,586	7,034	8,226	11,656
EBITDA	$4,768	$(346)	$3,798	$14,459	$18,363

(6)                                  Beginning in fiscal 2004, we agreed with our vendors to eliminate proof-of-performance requirements on substantially all of our contracts.  Accordingly, vendor monies that support our advertising programs are now recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold.  Prior to fiscal 2004, vendor monies were accounted for as a reduction of advertising costs at the time the advertising programs occurred.

(7)                                  Excludes amortization of loan origination fees.

ITEM 7.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risks and Factors Affecting Current and Future Results” section of this Item 7. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

Overview

The Gander Mountain brand name has a long heritage and strong appeal to outdoor lifestyle customers given the brand’s 36-year history as a nationwide catalog operation from 1960 to 1996, which by 1996 was augmented with 17 retail stores. In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business. We have expanded our store base from 26 stores in 1997 to 82 Gander Mountain stores in 14 states as of January 29, 2005.

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

We have embarked on a series of strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and accelerating new store openings.  We are transforming our market position from a traditional specialty store to a larger format, category-focused store by opening larger format stores and increasing the selling space within our existing stores.  The larger format strategy has allowed us to offer our customers a broader and deeper assortment of merchandise.

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

We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins. Increased merchandise volumes enable us to improve our purchasing leverage and achieve greater support throughout the supply chain. The mix of merchandise in our total sales also influences our gross margins. As we continue sales and store growth, a number of other factors may impact, positively or negatively, our gross margin percentage, including:

•                  the introduction of new product categories with varying gross margin percentage characteristics,

•                  changes in the merchandise mix at our current locations,

•                  differences in merchandise mix by geographic location,

•                  price competition and

•                  sourcing of products from locations outside the United States.

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

General and administrative expenses are monitored and controlled as a percentage of sales.  In anticipation of our accelerated growth plans, we have made significant investments in infrastructure, including our information systems, distribution capabilities and management.  Our current infrastructure facilitates the opening of stores at an accelerated rate, which we believe enables us to leverage our expenses.  Accordingly, we expect these expenses to decrease as a percentage of sales over time.

Pre-opening expenses will continue to be related to store openings, including relocations. These expenses will fluctuate based on the number and timing of new store openings.

Inventory turns are based on cost of sales and average inventory for the applicable period. We recognize that our inventory turns may be lower than those of other retailers, which we believe is due to the categories of merchandise we carry, including firearms, and the large quantities of merchandise we use in our in-store displays. We believe we have the opportunity to enhance our supply chain to improve our inventory turns. Additionally, in merchandise categories that experience slower inventory turns, we continue to work with vendors to increase our trade credit terms to reduce our investment in owned inventory. We cannot assure you that we will be able to improve our inventory turns or inventory investment.

Identification of appropriate new store sites is essential to our growth strategy. We believe our focus on our larger store size and our flexible real estate strategy provides us with increased opportunities to find optimal real estate locations on attractive terms. We evaluate and invest in new stores based on site-specific projected returns on investment.

Restatement of Financial Statements

During the fourth quarter of fiscal 2004, we performed a comprehensive review of our lease accounting practices.  As a result, we restated our financial statements for periods prior to fiscal 2004 and for the first three quarters of fiscal 2004 included in this report.  The restatements arise from revisions to accounting for (i) the amortization lives for leasehold improvements, (ii) construction allowances from landlords and (iii) certain pre-opening period rent holidays.  The restatement adjustments were non-cash and had no impact on revenues or net cash flows.  We did not amend our reports that were previously filed with the SEC containing financial statements for the restatement.

Historically, we have amortized leasehold improvements and construction allowances for our leased buildings over a period that included both the initial lease term and certain renewal option periods.  We recorded rent expense on a straight-line basis over the initial lease term beginning with the commencement date of the lease.  We have now determined to use the initial lease term when amortizing leasehold improvements and to use a time period for our rent expense and construction allowances amortization beginning on the earlier of the commencement date of the lease or the date when we take possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise.  However, in those circumstances where the commencement date of the lease term begins when we take possession of the leased space for construction purposes, the rent expense, net of construction allowances amortization, from that commencement date through the date we begin the initial setup of fixtures and merchandise is capitalized.  The net rent expense related to the period for the initial setup of fixtures and merchandise will be reflected in pre-opening expense in our statements of operations.  In addition, Financial Accounting Standards Board Technical Bulletin 88-1, Issues Relating to Accounting for Leases, requires construction allowances to be classified as deferred rent liabilities and no longer recorded as reductions of leasehold improvements.  As a result, charges will reduce rent expense rather than amortization expense.

The cumulative effect of these adjustments on our statements of operations for fiscal 1997 through fiscal 2001 was an increase in depreciation and amortization expense of $5.2 million, a reduction in loss on disposal of assets of $1.1 million and an increase in rent expense of $0.5 million.  The cumulative effect of these adjustments on the balance sheet as of February 2, 2002 was an increase in deferred rent liability of $0.5 million and a reduction in property and equipment of $4.1 million.  As a result, retained earnings at February 2, 2002 decreased by $4.6 million, as reflected in our statements of shareholders’ equity.

The effect of these adjustments for fiscal 2002 and fiscal 2003 on our statements of operations are decreases to net income of $0.6 million or $0.65 per share, and $43,000 or $0.05 per share, respectively.  The following table shows the impact of these adjustments for fiscal 2002 and fiscal 2003 (in thousands, except per share data):

	Fiscal 2002			Fiscal 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Balance Sheet Data
Property and equipment, net	$41,109	$(4,627)	$36,482	$54,421	$(567)	$53,854
Accrued and other current liabilities	20,704	—	20,704	29,892	205	30,097
Long term liabilities	1,981	623	2,604	12,570	4,521	17,091
Accumulated deficit	(22,961)	(5,250)	(28,211)	(21,445)	(5,293)	(26,738)
Total shareholders’ equity	$68,275	$(5,250)	$63,025	$69,791	$(5,293)	$64,498

Statement of Operations Data
Cost of goods sold	$272,033	$(42)	$271,991	$370,770	$(238)	$370,532
Store operating expenses	66,517	605	67,122	85,361	764	86,125
General and administrative expenses	20,864	—	20,864	22,327	(708)	21,619
Pre-opening expenses	644	56	700	4,696	225	4,921
Income (loss) from operations	(2,617)	(619)	(3,236)	6,276	(43)	6,233
Net income (loss)	(12,205)	(619)	(12,824)	1,516	(43)	1,473
Loss applicable to common shareholders	$(22,262)	$(619)	$(22,881)	$(15,007)	$(43)	$(15,050)

Basic and diluted loss applicable to common shareholders per share	$(22.87)	$(0.65)	$(23.52)	$(15.42)	$(0.05)	$(15.47)

Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$4,625	$92	$4,717	$(44,870)	$4,115	$(40,755)
Net cash used in investing activities	(6,850)	(92)	(6,942)	(21,502)	(4,115)	(25,617)
Net cash provided by financing activities	2,241	—	2,241	66,751	—	66,751
Net increase in cash	$16	$—	$16	$379	$—	$379

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percentage of our sales:

	Fiscal Year Ended (1)
	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005

Sales	100.0%	100.0%	100.0%
Cost of goods sold	76.1%	75.7%	74.7%

Gross profit	23.9%	24.3%	25.3%

Operating expenses:
Store operating expenses	18.8%	17.6%	18.9%
General and administrative expenses	5.8%	4.4%	4.1%
Pre-opening expenses	0.2%	1.0%	1.3%

Operating income (loss)	(0.9)%	1.3%	1.0%
Interest expense	2.1%	1.0%	0.8%

Income (loss) before income taxes	(3.0)%	0.3%	0.2%
Income tax provision	0.6%	0.0%	0.0%

Net income (loss)	(3.6)%	0.3%	0.2%

(1)                                  Our fiscal year is a 52-53 week fiscal year ending on the Saturday closest to the end of January.  Fiscal 2002, 2003 and 2004 included 52 weeks.

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

Pre-opening expenses consist primarily of payroll, rent, recruiting, advertising and other costs incurred prior to a new store opening.

Fiscal Year Ended January 29, 2005 compared to Fiscal Year Ended January 31, 2004

Sales.  Sales increased by $152.7 million, or 31.2%, to $642.1 million in fiscal 2004 from $489.4 million in fiscal 2003. The increase primarily resulted from sales of $179.9 million from fiscal 2004 and 2003 new stores not yet included in the comparable store sales base, offset in part by a comparable store sales decrease of $10.5 million, or 2.5%, and a $16.7 million sales decrease from closed stores. In fiscal 2004, we opened 19 new stores, including two relocated stores, and added 1.2 million square feet of retail selling space, a 49% increase.

Overall, sales performance throughout the year was impacted by unfavorable weather conditions, which particularly affected our apparel/footwear, fishing/marine and camping categories. The most significant impact on our business was in the third and fourth quarters, which were negatively impacted by long periods of unseasonably warm weather in our primary regions. In addition, for certain of our stores, sales were also negatively impacted by cannibalization from some of the new Gander Mountain store openings as well as new competition entering our markets. Overall, the sales mix for fiscal 2004 was relatively consistent with fiscal 2003, except for the ATV category, which increased its share of the sales mix, driven by sales at new, larger format stores.

Gross Profit.  Gross profit increased by $43.6 million, or 36.7%, to $162.5 million in fiscal 2004 from $118.9 million in fiscal 2003. As a percentage of sales, gross profit increased 100 basis points to 25.3% in fiscal 2004 from 24.3% in fiscal 2003. The increase in gross profit was primarily due to a 100-basis-point increase from vendor co-op funds, which in prior years were reflected as reductions in advertising expense because proof of performance for advertising programs had been required prior to fiscal 2004. While improvements in most product categories resulted in a 30-basis-point increase in product margins, reduced leverage in store occupancy costs offset the improvement.

Store Operating Expenses.  Store operating expenses increased by $35.5 million, or 41.2%, to $121.6 million in fiscal 2004 from $86.1 million in fiscal 2003. As a percentage of sales, store operating expenses increased 130 basis points to 18.9% in fiscal 2004 from 17.6% in fiscal 2003. Net advertising expense increased 100 basis points due primarily to the change in vendor co-op funds discussed previously. In fiscal 2004, vendor co-op funds were reflected as a reduction in inventory and cost of sales versus as a reduction in advertising expense in fiscal 2003. Store payroll costs as a percentage of sales improved 20 basis points in fiscal 2004 due to improved labor management and reduced performance bonus payouts. These gains were partially offset by the fiscal 2003 impact of a change in our vacation policy. Depreciation expense as a percentage of sales increased 30 basis points due to sales de-leverage.  Additionally, in fiscal 2004, we incurred $0.5 million in charges relating to the removal of waterfall displays from 42 smaller format stores and the relocation of two stores.

General and Administrative Expenses.  General and administrative expenses increased by $4.4 million, or 20.3%, to $26.0 million in fiscal 2004 from $21.6 million in fiscal 2003. As a percentage of sales, general and administrative expenses decreased 30 basis points to 4.1% in fiscal 2004 from 4.4% in fiscal 2003. A reduction in our estimate of unredeemed gift card liability, based on historical redemption activity since the 2001 program introduction, had a 30-basis-point impact. The 20-basis-point impact of no performance bonus payouts for fiscal 2004 was partially offset by the fiscal 2003 change in our vacation policy.

Pre-opening Expenses.  Pre-opening expenses increased $3.3 million, or 66.5%, to $8.2 million in fiscal 2004 from $4.9 million in fiscal 2003. We opened 19 new stores in fiscal 2004, including two relocated stores, and we opened ten new stores in fiscal 2003, including two relocated stores. Pre-opening rent expense was $0.9 million in fiscal 2004 compared to $0.2 million in fiscal 2003.

Interest Expense.  Interest expense increased by $0.3 million, or 7.9%, to $5.1 million in fiscal 2004 from $4.8 million in fiscal 2003. The increase in interest expense resulted from higher average net borrowings used to fund our growth during fiscal 2004. Average interest rates on our credit facility were 20 basis points higher in fiscal 2004 than in fiscal 2003.

Income Tax Provision.  We did not record an income tax provision for fiscal 2004 or 2003, due to utilization of net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Income.  The net income of $1.6 million for fiscal 2004 increased by $0.1 million from the net income of $1.5 million for fiscal 2003, due to the factors discussed above.

Preferred Stock Dividend.  We continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock in accordance with accounting standards until the closing of our initial public offering. No such dividends were paid, and any unpaid cumulative dividends were extinguished with the changes in capital structure associated with the closing of our initial public offering. No such obligation or reduction to net income is reflected in our results of operations after May 1, 2004.

Fiscal Year Ended January 31, 2004 compared to Fiscal Year Ended February 1, 2003

Sales.  Sales increased by $132.0 million, or 36.9%, to $489.4 million in fiscal 2003 from $357.4 million in fiscal 2002. The increase in sales resulted from a comparable store sales increase of $39.9 million, or 11.5%, and sales of $91.7 million from ten additional stores, including eight new stores and two relocated stores, opened during fiscal 2003. In addition to the operating initiatives discussed above, the increase in comparable store sales was attributable to sales increases in our hunting category led by consistently strong performance in our firearms department.  Firearms sales performance was enhanced by the launch of our co-branded credit card in September 2003, which provided customers with a 5% to 10% discount and a new financing option for these higher priced items. These increases were partially offset by lower sales in the apparel and footwear categories due to unseasonably cool and wet weather in the first quarter of fiscal 2002 and flat sales of fishing rods and reels that were consistent with recent industry trends.

Gross Profit.  Gross profit increased by $33.4 million, or 39.1%, to $118.9 million in fiscal 2003 from $85.5 million in fiscal 2002. As a percentage of sales, gross profit increased 40 basis points to 24.3% from 23.9%. The increase was due primarily to enhanced vendor programs including specific items purchased at a discount for new store openings and a 60-basis-point reduction in occupancy costs as a percentage of sales as occupancy costs are substantially fixed in nature and the percentage decreases as sales increase. An additional 30-basis-point improvement in gross margin as a percentage of sales was the result of net revenue earned from our co-branded credit card program. These improvements were partially offset by reduced sales in the higher margin apparel and footwear categories as a percentage of sales and increased sales in the lower margin firearms category as a percentage of sales.

Store Operating Expenses.  Store operating expenses increased by $19.0 million, or 28.3%, to $86.1 million in fiscal 2003 from $67.1 million in fiscal 2002. Store operating expenses as a percentage of sales decreased 120 basis points to 17.6% in fiscal 2003 from 18.8% in 2002. The decrease was primarily due to reduced payroll expenses and net advertising expenses as a percentage of sales, both as a result of our comparable store sales increases. The decrease in payroll expenses as a percentage of sales was also due to improved labor scheduling (20 basis points) and a one time adjustment related to a change in our vacation policy (20 basis points). These improvements were partially offset by a 30-basis-point increase in employee bonus program expenses in recognition of our comparable store sales increases.

General and Administrative Expenses.  General and administrative expenses increased by $0.7 million, or 3.6%, to $21.6 million in fiscal 2003 from $20.9 million in fiscal 2002. General and administrative expenses decreased as a percentage of sales 140 basis points to 4.4% in fiscal 2003 from 5.8% in fiscal 2002 primarily due to sales growth outpacing increases in corporate infrastructure expenses. General and administrative expenses as a percentage of sales decreased in all corporate department categories, most significantly in information systems as a result of a department realignment in fiscal 2002. A change in our vacation policy reduced general and administrative expenses as a percentage of sales by 10 basis points.

Pre-opening Expenses.  Pre-opening expenses increased by $4.2 million to $4.9 million in fiscal 2003 from $0.7 million in fiscal 2002. The increase in pre-opening expenses was due to the opening of eight new stores and two relocated stores, including eight larger format stores, during fiscal 2003 compared to the opening of two new smaller format stores during fiscal 2002.

Interest Expense.  Interest expense decreased by $2.5 million, or 34.2%, to $4.8 million in fiscal 2003 from $7.3 million in fiscal 2002. The decrease in interest expense resulted from Holiday Companies’ conversion of a note payable into shares of our preferred stock in February 2003 and lower borrowing rates under our credit facility. The reduction in interest expense was partially offset by higher average borrowings under our credit facility in fiscal 2003.

Income Tax Provision.  We recorded no income tax provision in fiscal 2003 compared to an income tax provision of $2.3 million in fiscal 2002. We have determined that the realization of the tax benefit related to our net deferred tax asset is uncertain and a valuation allowance was recorded for the entire balance of our net deferred tax asset in fiscal 2003 and fiscal 2002.

Net Income.  As a result of the above factors, net income was $1.5 million in fiscal 2003 compared to a net loss of $12.8 million in fiscal 2002.

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with the highest sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season.  The first half of our fiscal years have averaged approximately 35% of our annual sales, including new store sales, over the past two years. However, this factor cannot necessarily be used as an indicator of future results. Our customers’ demand for our products and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

Our pre-opening expenses have and will continue to vary significantly from quarter to quarter, primarily due to the timing of store openings.  We typically incur most pre-opening expenses for a new store during the three months preceding, and the month of, its opening.  In addition, our labor and operating costs for a newly opened store can be greater during the first one to two months of operation than what can be expected after that time, both in aggregate dollars and as a percentage of sales.  Accordingly, the volume and timing of new store openings in any quarter has had and is expected to continue to have a significant impact on quarterly pre-opening costs and store labor and operating expenses.  Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Restatement of Financial Statements” and Note 14 to our financial statements included in this report for additional information.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital expenditures and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.  Until the completion of our initial public offering, our main sources of liquidity were equity investments by, and advances from, Holiday Companies and its affiliated entities, and borrowings under our credit facility. The following chart summarizes the principal elements of our cash flow for the past three fiscal years and the number of stores opened during the period.

	Cash Flow Summary Fiscal Year Ended
	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
	(dollars in thousands)

Net cash provided by (used in) operating activities	$4,717	$(40,755)	$(50,164)
Net cash used in investing activities	(6,942)	(25,617)	(48,532)
Net cash provided by financing activities	2,241	66,751	98,759

Total net increase in cash	$16	$379	$63
Details of financing activities:
Proceeds (repayments) from Holiday Companies’ equity investments and advances, net	$(5,000)	$9,840	$(9,840)
Borrowings under credit facility, net	7,241	56,911	12,383
Proceeds from sales of common stock, net of expenses	—	—	96,216

Total net cash provided by financing activities	$2,241	$66,751	$98,759
Store openings, including relocated stores	2	10	19

Net cash used in operating activities was $50.2 million in fiscal 2004, compared to $40.8 million in net cash used in operating activities in fiscal 2003 and in fiscal 2002, $4.7 million of net cash was provided by operating activities. The increase in net cash used in operating activities in fiscal 2004 compared to fiscal 2003 reflects the increased inventory levels to support the 19 new stores opened in fiscal 2004. The increase in net cash used in operating activities in fiscal 2003 compared to the net cash provided by operating activities in fiscal 2002 primarily reflects increased inventory levels to support the ten new stores opened during fiscal 2003, as well as to support enhanced customer service by strengthening our inventory position.

Net cash used in investing activities was $48.5 million in fiscal 2004, $25.6 million in fiscal 2003 and $6.9 million in fiscal 2002. Net cash used in investing activities consists entirely of purchases of property and equipment. We use cash for tenant improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. Net cash used in investing activities varied in the periods presented based on the number of stores opened during the period. Purchases of property and equipment also includes purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

Net cash provided by financing activities was $98.8 million in fiscal 2004 as compared to $66.8 million in fiscal 2003 and $2.2 million in fiscal 2002.  The financing activities during these periods were primarily related to financing the increased inventory levels and property and equipment purchases for store openings and, to the extent of the highly seasonal nature of our business, operating losses primarily incurred in the first half of our fiscal years.  On April 26, 2004, we closed the initial public offering of our common stock, selling 6,583,750 shares of common stock, including the underwriters’ over-allotment, at a price of $16.00 per share, resulting in net proceeds to us of $96.2 million.  Transaction costs were $9.1 million and have been reflected as a reduction of paid-in-capital.  The proceeds were used to eliminate our outstanding note payable to Holiday Companies in the amount of $9.8 million and reduce $86.4 million of outstanding indebtedness on our credit facility.

During fiscal 2001, Holiday Companies advanced $55.0 million to us in the form of subordinated debt of which $50.0 million plus accrued interest of approximately $4.6 million was converted into preferred stock in fiscal 2002. The remaining $5.0 million was repaid by us during fiscal 2002. During fiscal 2003, Holiday Companies advanced an additional $10.0 million to us, all of which was repaid concurrent with the initial public offering.

During fiscal 2004, we purchased property and equipment totaling $11.7 million financed through capital lease transactions.  For one particular store location, we entered into a lease containing a bargain-purchase option that is exercisable upon the cancellation of a note obligation by the economic development authority in the region. We capitalized this lease obligation, resulting in the recording of building and equipment of $9.0 million with a corresponding lease obligation of $9.0 million.  These capital purchases are excluded from the caption “Purchase of property and equipment” in our statements of cash flows for fiscal 2004, along with $2.7 million in equipment financed through other capital lease transactions in fiscal 2004.

Credit Facility

To meet our liquidity and capital needs, we entered into a credit facility with Fleet Retail Finance in fiscal 2001.  As amended in February 2004, this credit facility provided for revolving loans in an aggregate amount of up to $175.0 million including up to $35.0 million in the form of letters of credit.

In February 2005, we completed an amendment to the credit facility that increased the amount of the facility from $175.0 million to $225.0 million and extended the maturity date to June 2009.  The facility can be increased to $300.0 million if we are not in default under the agreement.  The actual availability under our credit facility is limited to 85% of eligible credit card receivables plus the lesser of 68.25% to 75.5% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on our EBITDA, as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA.  Interests in substantially all of our assets secure our obligations under the credit facility.

Outstanding borrowings under the credit facility, as of January 31, 2004 and January 29, 2005, were $102.1 million and $114.4 million, respectively.  Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, as of January 31, 2004 and January 29, 2005, was $3.4 million and $45.5 million, respectively.

Financial covenants under the credit facility as of January 29, 2005 require that operating cash flow and EBITDA, as defined in the credit agreement, meet certain levels as adjusted over time.  The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. Of the $10.0 million advanced to us by Holiday Companies in fiscal 2003, $7.6 million was advanced in order to ensure our compliance with the EBITDA covenant.  At January 31, 2004, we were in compliance with financial covenants and out of compliance with a non-financial covenant under the credit facility relating to notice of our reincorporation in the State of Minnesota, but we subsequently received waivers curing the noncompliance.  As of January 29, 2005, we were in compliance with all covenants.

Future Capital Requirements

Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened 19 new stores in fiscal 2004, including two relocated stores, and our cash used in investing activities was $45.0 million.  We currently plan to open 18 to 20 stores in fiscal 2005, including three or four relocations and consolidations.  In fiscal 2005, we plan to invest approximately $2.5 million to upgrade the product-handling equipment in our distribution center.  However, business conditions, business strategy or other factors may cause us to adjust such plans.

Additional needs for capital include funding seasonal inventory levels and seasonal losses from operations. We intend to satisfy our capital requirements in fiscal 2005 with cash flows from operations, funds available under our credit facility and equipment financing leases. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek additional financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms. Beyond fiscal 2005, we anticipate needing additional financing to sustain our growth rate.

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest income from cash equivalents and our interest expense on borrowings under our credit facility. We had approximately $1.0 million of cash and cash equivalents on January 29, 2005. Our floating rate indebtedness was approximately $102.1 million at January 31, 2004 and $114.4 million at January 29, 2005.  If short-term floating interest rates on the average fiscal 2003 and fiscal 2004 variable rate debt had changed by 100 basis points, our annual interest expense would have changed by approximately $0.9 million and $1.1 million, respectively, assuming comparable borrowing levels.  These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances for the respective fiscal years.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended January 29, 2005. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table contains supplemental information regarding our total contractual obligations as of January 29, 2005.  We have no long term debt.

	Payments due by pay period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases (1)	$511,952	$39,904	$85,362	$83,870	$302,816
Purchase obligations (2)	7,477	6,827	560	90	—
Capital lease obligations (3)	15,842	923	2,143	1,839	10,937
Total	$535,271	$47,654	$88,065	$85,799	$313,753

(1)                                  Includes store-operating leases, which generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent.  These obligation amounts include future minimum lease payments and exclude direct operating costs.  These obligations are not recorded in our financial statements in accordance with U.S. generally accepted accounting principles.

(2)                                  In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery.  Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations.  These obligations are not recorded in our financial statements in accordance with U.S. generally accepted accounting principles.

Includes standby and documentary letters of credit outstanding in connection with the importing of merchandise, as well as for insurance purposes.  Also includes other obligations for miscellaneous goods and services acquired, related primarily to marketing and advertising obligations, as well as obligations relating to the upgrade of equipment in our distribution center.  These obligations are not recorded in our financial statements in accordance with U.S. generally accepted accounting principles.

(3)                                  Includes the payment obligation associated with the capital lease of one of our stores, which provides for a maximum $150,000 payment quarterly for 20 years from lease inception.  This obligation will be reduced by allowable sales tax credits as defined in the related development agreement.  We can not estimate the amounts of these future credits, and accordingly, have not reduced payment obligations by any allowable credits.

Impact of Recent Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, known as SFAS No. 123R.  It supersedes Accounting Principles Board Opinion No. 25 and it amends SFAS No. 95, Statement of Cash Flows.  SFAS No. 123R also supersedes SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement 123.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Pro forma disclosure is no longer an alternative.  In addition, SFAS No. 123R requires us to record stock compensation expense as stock compensation awards vest, which is a change from our current accounting treatment under SFAS No. 148.  While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regard to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements.  For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis.  SFAS No. 123R will also require a classification change in the statement of cash flows whereby a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged).  Estimates of option values under current pro forma disclosures using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted under SFAS No. 123R.  We expect to adopt SFAS No. 123R at the beginning of fiscal 2006, as required under the SEC’s rule announced April 14, 2005. We are currently evaluating the requirements of SFAS No. 123R, and expect that the adoption of the provisions of SFAS No. 123R could have a material impact on net income and earnings per share.

Under our 2002 Stock Option Plan, we have 199,475 options outstanding to purchase our common stock as of January 29, 2005, with the ability to exercise being contingent upon the attainment of a $32.06 per share price for our common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average of our stock price taken at that time.  The options have a 10-year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the attainment of the $32.06 price per share at a fiscal year end.  The exercise price is $4.47 per share.  If the price of our common stock reaches $32.06 at a fiscal year end, we will recognize approximately $3.3 million in expense, net of tax, assuming an effective tax rate of 40%, over the vesting period described above.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial position or our results of operations.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS No. 151 will have a material impact on our financial position or our results of operations.

EITF No. 02-16

In fiscal 2003, we adopted Emerging Issues Task Force Consensus No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.  Under this guidance, the presumption is that cash consideration received from a vendor should be classified as a reduction of costs of sales.  If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue.  If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor’s product, the cost should be characterized as a reduction of the cost incurred.  The guidance was effective for fiscal periods beginning after December 15, 2002.  The adoption of this guidance did not have a material impact on our net earnings or financial position.

SFAS No. 150

In fiscal 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 or otherwise for the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no impact on our financial positions or results of operations.

SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 has not had, and is not expected to have, a material impact on our financial position or results of operations.

FIN 46

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities, or VIEs.  VIEs are entities for which control is achieved through means other than voting rights.  FIN 46 has not had, and is not expected to have, a material impact on our financial position or results of operations.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 3 to our financial statements included elsewhere in this report.  We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results.

Inventory Valuation

We maintain inventory at the lower of cost or market. We reduce inventory costs for estimates of vendor allowances, such as volume rebates, new store purchase discounts, cooperative advertising allowances and other discounts.  Markdown reserves are established based primarily on forecasted consumer demand, inventory aging and obsolescence. If our estimates regarding consumer demand are inaccurate or other changes impact demand for certain products in an unforeseen manner, we may be exposed to losses in excess of our established reserves that could be material.

We also establish inventory loss reserves. We estimate a provision for these losses based on independent, periodic physical inventory counts.  We accrue for anticipated physical inventory losses on a location-by-location basis, based on a number of factors, including historical results. If our estimates regarding inventory losses are inaccurate, we may be exposed to losses in excess of our established reserves that could be material.

We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be too high or too low at this time.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future, undiscounted net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Our impairment loss calculation contains uncertainty because management must use judgment to estimate future cash flows and asset fair values and to determine the useful lives of the assets.  Using this impairment review methodology, we recorded a long-lived asset impairment charge of $0.2 million in fiscal 2004. If actual results are not consistent with our assumptions and estimates regarding these factors, we may be exposed to losses that could be material.

Costs Associated with Exit Activities

The calculation of our location closing liability requires us to make assumptions and to apply judgment regarding the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income.

When making these assumptions, we consider a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. If actual results are not consistent with our assumptions and judgments, we may be exposed to additional charges that could be material. We are not aware of any events or changes in circumstances that would require calculation of a location closing liability at this time.

Insurance

We retain a portion of the risk related to certain general liability, workers’ compensation, property loss and employee medical and dental claims. Liabilities associated with these losses are calculated for claims filed, and claims incurred but not yet reported, at our estimate of their ultimate cost, based upon analysis of historical data and actuarial estimates. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

Risks and Factors Affecting Current and Future Results

Our current business strategy that focuses on larger format retail stores has not been proven successful on a long-term basis and may negatively impact our operating results.

In fiscal 2003, we began implementing our current business strategy that focuses on larger format retail stores. The viability of this business strategy has not been proven on a long-term basis. We recently transitioned from opening approximately 30,000 square foot stores to predominantly opening stores ranging from 50,000 to 100,000 square feet. The results we achieved at our smaller format stores may not be indicative of the results that we may achieve at our new larger format stores. The larger format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower margin merchandise in our larger format stores differs from the merchandise mix in our smaller stores, and therefore, may negatively impact our gross margins in our larger format stores. In addition, we may not carry the appropriate merchandise mix during our busiest seasons in our larger format stores. We cannot assure you that we will be successful in operating our larger format stores on a profitable basis. If a larger format store is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable smaller format store.

Our concentration of stores in the north central United States makes us susceptible to adverse conditions in this region, including atypical weather.

The majority of our stores are located in the north central United States. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in this region, such as chronic wasting disease, may also affect our sales. If the region were to suffer an economic downturn or other adverse event, our operating results could suffer.

Our results of operations may be harmed by unseasonably warm winter weather conditions. Many of our stores are located in areas that traditionally experience seasonably cold weather. Abnormally warm weather conditions, such as those that occurred from September through December 2004 in the north central United States, could reduce our sales of these items and harm our operating results. Moreover, significant snowfalls on peak shopping days, particularly during the holiday season, could impact our sales if potential customers choose not to shop during those days.

Our operating results are subject to seasonal fluctuations and the timing of new store openings, which could cause the market price of our common stock to decline.

We experience substantial seasonal fluctuations in our sales and operating results. In addition, we typically open new stores during the second half of the year, which increases the percentage of our sales generated in our third and fourth fiscal quarters.  In fiscal 2004, we generated 28% of our annual sales in our third fiscal quarter, which includes the fall hunting season months of September and October, and we generated 37% of our annual sales in our fourth fiscal quarter, which includes the peak cold weather and holiday season months of November and December. We incur significant additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline resulting in significantly lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline significantly.

The growth of our business will be dependent upon the availability of adequate capital.

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing.  We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under the credit facility. Moreover, the actual availability of funds under our credit facility is limited to specified percentages of our eligible inventory and credit card receivables. Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our credit facility. As a result, we cannot assure you that we will be able to finance our current expansion plans.

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

Pursuant to our growth strategy, we intend to open stores in new markets. We anticipate that the initial stores opened in a new market will not typically achieve operating results comparable to our existing stores until approximately their third year of operations, due in large part to factors that generally affect store performance in new markets. These factors include less familiarity with local customer preferences, difficulties in attracting customers due to a reduced level of customer familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other matters. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure you that we will be successful in operating our stores in new markets on a profitable basis.

Our expansion strategy includes further penetration of our existing markets, which could cause sales at our existing stores to decline.

Pursuant to our expansion strategy, we intend to open additional stores in our existing markets. Because our stores typically draw customers from their local areas, a new store may draw customers away from nearby existing stores and may cause sales performance and customer counts at those existing stores to decline, which may adversely affect our overall operating results.

An inability to find suitable new store sites or delays in new store openings could materially affect our financial performance.

In order to meet our growth objectives, we will need to secure an adequate number of suitable new store sites. We require that all proposed store sites satisfy strict criteria regarding cost and location established by us. We cannot assure you that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.

Our expected financial performance is based on our new stores opening on expected dates. It is possible that events such as problems with our credit, delays in the entitlements process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of god, discovery of contaminants, accidents, deaths or injunctions could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. Any failure on our part to recognize or respond to these issues may adversely affect our sales growth, which in turn may adversely affect our future operating results.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.

Our performance depends largely on the efforts and abilities of our senior management, including our Chief Executive Officer and President, Mark Baker; our Executive Vice President and Chief Financial Officer, Dennis Lindahl; our Executive Vice President, Merchandising, Allen Dittrich; our Senior Vice President, Finance and Administration, Sharon Link; our Senior Vice President, Store Operations, Andrew Carlin; and our Senior Vice President, Marketing, Curt Avallone. None of our employees, except Messrs. Baker, Lindahl and Dittrich and Ms. Link, has an employment agreement with us and we do not have key person insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner.

We rely on a single distribution center, and if there is a natural disaster or other serious disruption at the facility, we may be unable to deliver merchandise effectively to our stores.

We rely on a single distribution center in Lebanon, Indiana. Any natural disaster or other serious disruption at this facility due to fire, tornado, flood or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise. Either of these occurrences could impair our ability to adequately stock our stores and harm our operating results.

Our planned growth may strain our business infrastructure, which could adversely affect our operations and financial condition.

We expect to grow at a rapid pace. As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems could have a material adverse effect on our operating results. In addition, the retention of additional personnel and the implementation of changes and enhancements to our systems will require capital expenditures and other increased costs that could also have a material adverse impact on our operating results.

Our expansion in new and existing markets may also create new distribution and merchandising challenges, including strain on our distribution center, an increase in information to be processed by our management information systems and diversion of management attention from operations towards the opening of new stores and markets. Based on our current growth strategy we will need to increase our distribution capabilities within the next few years, which could disrupt our business operations. To the extent that we are not able to meet these additional challenges, our sales could decrease and our operating expenses could increase.

We have a history of significant losses and have only recently achieved profitability. If we do not remain profitable, our financial condition and the trading price of our common stock could suffer.

We incurred annual net losses from the formation of our company until fiscal 2003. We had negative cash flow from operations in fiscal 2003 and fiscal 2004, and as of January 29, 2005, we had an accumulated deficit of $25.2 million. We expect to increase our expenses significantly to expand our store base. We may not generate sufficient revenue to offset these expenditures and our losses might be greater than the losses we would incur if we developed our business more slowly. As a result, we may incur significant operating losses and may be unable to maintain our recent profitability. If our revenue grows more slowly than we anticipate, or if our cost of goods sold or operating expenses exceed our expectations, our operating results would be harmed and the trading price of our common stock could suffer.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including general managers, assistant managers, customer service representatives and store associates, who understand and appreciate our “We Live Outdoors” culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees is currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

If we fail to anticipate changes in consumer demands, including regional preferences, in a timely manner, our operating results could suffer.

Our products appeal to consumers who regularly hunt, fish, camp and boat. The preferences of these consumers cannot be predicted with certainty and are subject to change. In addition, due to different types of fish and game stocks and different weather conditions found in different markets, it is critical that our stores stock appropriate products for their markets. Our success depends on our ability to identify product trends in a variety of markets as well as to anticipate, gauge and react to changing consumer demands in these markets in a timely manner. If we misjudge the market for our products, our sales may decline significantly and we may face significant excess inventory of some products and missed opportunities for other products, which could harm our operating results.

We have been named a defendant in securities class action litigation and a derivative action and we may in the future be named in additional litigation, any of which may result in substantial costs and divert management’s attention and resources.

As described in “Legal Proceedings,” a number of shareholder class action suits have been filed naming us and/or certain of our current and former officers and directors as co-defendants.  A related derivative action has been filed naming certain of our officers and directors.  We are not able to predict the ultimate outcome of this litigation.  It is possible that this litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could seriously harm our business.

In addition to securities class action litigation, we face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with product liability.  Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time.  While we maintain director and officer insurance, as well as general and product liability insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured.  We may in the future be the target of additional litigation and this litigation may result in substantial costs and divert management’s attention and resources.

Our agreement with Cabela’s could limit our ability to respond to competition or changing market conditions.

We are subject to a Noncompetition Agreement with Cabela’s that may require us to grant an exclusive license to certain of our trademarks that were in existence in 1996 to Cabela’s for its use in what the agreement defines as the “direct marketing business” if we engage in active steps to enter the “direct marketing business” ourselves.  We have developed various trademarks since 1996, but we continue to use some significant 1996 trademarks in our business.  The terms of this agreement could have the effect of limiting our ability to respond to competition or changing market conditions.  If and when we take active steps to reenter the direct marketing business, substantial questions regarding the scope of the rights and obligations of the parties to the agreement with respect to our 1996 trademarks, as well as the threshold question of the agreement’s enforceability, will need to be addressed.  It is currently difficult to evaluate and predict with certainty the future impact of the agreement on the way we may operate our business.

On July 2, 2004, we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under the Noncompetition Agreement with Cabela’s.  On July 2, 2004, we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a trademark licensing provision of the agreement is unenforceable.  Although the noncompetition provisions of the agreement expired in June 2003, Cabela’s contends that the agreement may require us to grant Cabela’s a license to certain of our trademarks that were in existence in 1996 if it is determined that we have engaged in active steps to re-enter a “direct marketing business” (as defined in the agreement).  We filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the agreement.  Cabela’s has denied the claims in the Complaint and the Arbitration Demand.  The federal court proceeding is currently stayed and a hearing is scheduled in the arbitration for June 2005.  Discovery in the arbitration is currently underway.  We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time.  The outcome of this dispute may impact the manner in which we market our products in the future.

Our computer hardware and software systems are vulnerable to damage that could harm our business.

Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to damage or interruption from:

•                  fire, flood, tornado and other natural disasters;

•                  power loss, computer system failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events;

•                  computer viruses and Trojan horses; and

•                  upgrades, installations of major software releases and integration with new systems.

Any failure that causes an interruption in our systems processing could disrupt our operations and result in reduced sales.

We have centralized the majority of our computer systems in our corporate office. It is possible that an event or disaster at our corporate office could materially and adversely affect the performance of our company and the ability of each of our stores to operate efficiently.

If any of our key vendors fails to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline.

Our ten largest vendors collectively represented approximately 19% of our total purchases in fiscal 2004, with no single vendor representing greater than 4% of our total purchases. Our vendors could discontinue selling products to us at any time. The loss of any key vendor or key vendor support for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our operating results could suffer if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We have considered acquisitions in the past and we may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquired companies, our business could suffer. In addition, the integration of any acquired business, and its financial results, into ours may adversely affect our operating results.

Risks Related to Our Industry

A downturn in the economy may affect consumer purchases of discretionary items, which could harm our operating results.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others:

•                  general business conditions,

•                  interest rates,

•                  inflation,

•                  consumer debt levels,

•                  the availability of consumer credit,

•                  taxation,

•                  fuel prices and electrical power rates,

•                  unemployment trends,

•                  terrorist attacks and acts of war, and

•                  other matters that influence consumer confidence and spending.

                Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our operating results could suffer.

Competition in the outdoor products industry could limit our growth and harm our operating results.

The retail market for outdoor products is highly fragmented and competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than we do. We compete directly or indirectly with the following categories of companies:

•                  local specialty stores;

•                  traditional sporting goods chains, such as The Sports Authority, Dick’s Sporting Goods and Academy;

•                  catalog and Internet-based retailers, such as Cabela’s, Bass Pro and Sportsman’s Guide;

•                  large format entertainment-focused outdoor retailers, such as Cabela’s and Bass Pro;

•                  regional outdoor-focused chains, such as Sportsman’s Warehouse;

•                  discount chains and mass merchants, such as Wal-Mart, Kmart and Target Corporation; and

•                  marinas and marine supply stores, such as West Marine and Boater’s World.

Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion, which, due to our “every day low price” strategy, would erode our margins. Increased competition in markets in which we have stores or the adoption by competitors of innovative store formats, aggressive pricing strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product liability claims relating to our sale of outdoor equipment and firearms, and our insurance may not be sufficient to cover damages related to those claims.

We may incur damages due to lawsuits relating to outdoor equipment that we sell. For example, we sell tree stands, which are equipment that hunters attach to trees to allow them to sit above the ground while hunting, and have been sued in the past and may incur damages in the future due to lawsuits relating to injuries or deaths associated with the tree stands sold by us. In addition, we sell rifles, shotguns and handguns, along with archery equipment, which are products that are associated with an increased risk of injury and death. We may incur damages due to lawsuits relating to the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearm manufacturers and retailers relating to the misuse of firearms. We may also be subject to lawsuits relating to our performance of background checks on firearms purchasers as mandated by state and federal law. In fiscal 2003, we also began selling all terrain vehicle (ATVs), motorized vehicles designed for off-road use.  Lawsuits relating to the products we sell could result in substantial liability, which would adversely affect our business and financial condition. There is a risk that claims or liabilities relating to products we sell will exceed our insurance coverage and we may be unable to retain adequate liability insurance in the future. In addition, the commencement of lawsuits against us relating to our sale of outdoor equipment or firearms could cause us to reduce our sales of those products.

Increased regulation of the sale of firearms could cause us to reduce our firearm sales, which could harm our operating results.

Increased federal, state or local regulation, including taxation, of the sale of firearms in our current markets or in future markets in which we may operate could cause us to reduce our firearm sales.  Sales of firearms represented approximately 12% of our sales in fiscal 2004, and a substantial reduction in our sales of firearms due to the establishment of new regulations could harm our operating results.

Some of the products and services we sell are highly regulated, which could lead to high compliance costs.

We are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, regulations issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives may delay our ability to change certain of our officers and prohibit some individuals from serving in certain of our offices. See “Business — Government Regulation” for additional information regarding government regulation of us.

Risks Related to Ownership of Our Company by the Erickson Family and Their Affiliates

Members of the Erickson family and their affiliates collectively own a controlling interest in us.  The Erickson family founded and controls the companies that own, operate and franchise Holiday Stationstore gasoline/convenience stores located throughout the northern tier of the United States.  Members of the Erickson family collectively own a controlling interest in us through a combination of their individual stock ownership in us and their control of our largest shareholder, Holiday Stationstores, Inc.  We have been advised that members of the Erickson family have no existing agreement or arrangement to act in concert with respect to the voting or disposition of their respective ownership interests.

Erickson family members and their affiliates own a controlling interest in our company and these individuals and entities may have interests that differ from those of our other shareholders.

As of April 13, 2005, members of the Erickson family, together with Holiday Stationstores, Inc., which is wholly owned by members of the Erickson family or entities they control, collectively owned more than 51% of our common stock.  As a result, Holiday Stationstores, Inc. and members of the Erickson family are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests.  The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition, conflicts of interest may arise as a result of the continued collective controlling ownership interest of Holiday Stationstores, Inc. and the members of the Erickson family.  We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with unaffiliated parties. These conflicts may include the structure and timing of transfers by Holiday Stationstores, Inc. and members of the Erickson family of all or any portion of their ownership interest in us and the ability of Holiday Stationstores, Inc. and members of the Erickson family to control our management and affairs.

The actual or potential sale by Erickson family members and their affiliates of their holdings of our common stock could cause the market price of our stock to decline significantly.

As of April 13, 2005, members of the Erickson family and their affiliates collectively owned more than 7.2 million shares of our common stock.  No members of the Erickson family or the entities they control are subject to any contractual obligations to retain their controlling interest.  Holiday Stationstores, Inc. and certain individual members of the Erickson family have rights to cause us to register their shares.  A sale by the Erickson family or their affiliates of a large interest in us, or the perception that such a sale could occur, could cause the market price of our common stock to decline significantly.

Two of our directors may have conflicts of interest in certain circumstances because they are members of the Erickson family and directors and officers of the Erickson family’s affiliates.

Members of the Erickson family that serve as directors of our company are directors or officers of companies affiliated with the Erickson family that are shareholders of our company, which may create conflicts of interest when our board of directors faces decisions that affect both us and such companies.  This includes the Chairman of our board of directors, Ronald Erickson, who is the Chief Executive Officer and Chairman of the board of directors of Holiday Companies and Holiday Stationstores, Inc., and Gerald Erickson, another of our directors who is also Vice President and Vice Chairman of the board of directors of Holiday Companies and a director of Holiday Stationstores, Inc.  In the ordinary course of business we provide material, non-public information about our company to Ronald Erickson and to Gerald Erickson.  Although people who receive material non-public information about our company are subject to federal law regarding their use of such information, we cannot control their use of such information, which may be adverse to the interests of other shareholders.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest income from cash equivalents and our interest expense on borrowings under our credit facility. We had approximately $1.0 million of cash and cash equivalents on January 29, 2005. Our floating rate indebtedness was approximately $102.1 million at January 31, 2004 and $114.4 million at January 29, 2005.  If short-term floating interest rates on the average fiscal 2004 and fiscal 2004 variable rate debt had changed by 100 basis points, our annual interest expense would have change by approximately $0.9 million and $1.1 million, respectively, assuming comparable borrowing levels.  These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances for each of the respective fiscal years.  We have not contracted for any derivative financial instruments.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Gander Mountain Company (the Company) as of January 29, 2005 and January 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005.  Our audits also included the financial statement schedule listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gander Mountain Company at January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company has restated its financial statements for the years ended January 31, 2004 and February 1, 2003.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
April 8, 2005

Gander Mountain Company
Balance Sheets
(in thousands, except share and per share data)

	January 31, 2004 (Restated)	January 29, 2005
Assets
Current assets:
Cash and cash equivalents	$970	$1,033
Accounts receivable	6,610	9,347
Inventories	180,361	264,138
Prepaids and other current assets	3,599	5,806
Total current assets	191,540	280,324
Property and equipment, net	53,854	101,430
Other assets	4,307	4,089
Total assets	$249,701	$385,843

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$102,058	$114,441
Accounts payable	35,957	38,808
Accrued and other current liabilities	30,097	39,348
Total current liabilities	168,112	192,597
Long term liabilities	17,091	30,938
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value, 382,393 and 5,000,000 shares authorized, respectively; no shares issued and outstanding)	—	—
Class A, Class B, and Class C convertible preferred stock ($0.01 par value; 202,332 and 0 shares authorized, respectively; 202,332 and 0 shares issued and outstanding, respectively)	2	—
Class A common stock ($0.01 par value; 32,000,000 and 0 shares authorized, respectively; 544,320 and 0 shares issued and outstanding, respectively)	5	—
Class B nonvoting common stock ($0.01 par value; 3,200,000 and 0 shares authorized, respectively; 428,928 and 0 shares issued and outstanding, respectively)	4	—
Common stock ($.01 par value; 0 and 100,000,000 shares authorized, respectively; 0 and 14,221,925 shares issued and outstanding, respectively)	—	142
Additional paid-in capital	95,325	191,434
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(26,738)	(25,168)
Total shareholders’ equity	64,498	162,308
Total liabilities and shareholders’ equity	$249,701	$385,843

See notes to financial statements

Gander Mountain Company
Statements of Operations
(in thousands, except per share data)

	Year Ended
	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005

Sales	$357,441	$489,430	$642,140
Cost of goods sold	271,991	370,532	479,662
Gross profit	85,450	118,898	162,478

Operating expenses:
Store operating expenses	67,122	86,125	121,575
General and administrative expenses	20,864	21,619	26,002
Pre-opening expenses	700	4,921	8,194
Income (loss) from operations	(3,236)	6,233	6,707
Interest expense, net	7,314	4,760	5,137
Income (loss) before income taxes	(10,550)	1,473	1,570
Income tax provision	2,274	—	—
Net income (loss)	(12,824)	1,473	1,570
Less preferred stock dividends	10,057	16,523	4,305
Loss applicable to common shareholders	$(22,881)	$(15,050)	$(2,735)

Basic and diluted loss applicable to common shareholders per share	$(23.52)	$(15.47)	$(0.25)

Weighted average common shares outstanding	973	973	11,092

See notes to financial statements

Gander Mountain Company
Statements of Cash Flows
(in thousands)

	Year Ended
	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005

Operating activities
Net income (loss)	$(12,824)	$1,473	$1,570
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,763	9,054	12,213
Deferred taxes	2,274	—	—
Property and equipment write-offs	462	21	955
Change in operating assets and liabilities:
Accounts receivable	571	(3,017)	(2,737)
Inventories	(14,572)	(70,399)	(83,777)
Prepaid expenses and other assets	23	(2,643)	(2,523)
Accounts payable and other liabilities	21,020	24,756	24,135
Net cash provided by (used in) operating activities	4,717	(40,755)	(50,164)

Investing activities
Purchases of property and equipment	(6,942)	(25,617)	(48,532)
Net cash used in investing activities	(6,942)	(25,617)	(48,532)

Financing activities
Proceeds from sale of common stock, net of expenses	54,609	—	96,216
Proceeds from (repayments of) notes with affiliates	(59,609)	9,840	(9,840)
Borrowings under credit facility, net	7,241	56,911	12,383
Net cash provided by financing activities	2,241	66,751	98,759

Net increase in cash	16	379	63
Cash, beginning of period	575	591	970

Cash, end of period	$591	$970	$1,033

See notes to financial statements

Gander Mountain Company
Statements of Shareholders’ Equity
(in thousands, except share data)

	Class A, Class B, and Class C Convertible Preferred Stock		Class A Common Stock		Class B Nonvoting Common Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Share- Holders	Accumulated Deficit	Total Shareholders’ Equity
	Shares	$	Shares	$	Shares	$	Shares	$
Balance, February 2, 2002 (previously reported)	84,725	$1	544,320	$5	428,928	$4	—	$—	$40,717	$(4,100)	$(10,756)	$25,871
Cumulative effect of restatement	—	—	—	—	—	—	—	—	—	—	(4,631)	(4,631)
Conversion of long-term note payable to Class C convertible preferred stock	117,607	1	—	—	—	—	—	—	54,608	—	—	54,609
Net loss	—	—	—	—	—	—	—	—	—	—	(12,824)	(12,824)

Balance, February 1, 2003 (1)	202,332	$2	544,320	$5	428,928	$4	—	$—	$95,325	$(4,100)	$(28,211)	$63,025
Net income	—	—	—	—	—	—	—	—	—	—	1,473	1,473

Balance, January 31, 2004 (1)	202,332	$2	544,320	$5	428,928	$4	—	$—	$95,325	$(4,100)	$(26,738)	$64,498
Net income	—	—	—	—	—	—	—	—	—	—	1,570	1,570
Recapitalization	(202,332)	(2)	(544,320)	(5)	(428,928)	(4)	7,638,175	76	(65)	—	—	—
Issuance of common stock	—	—	—	—	—	—	6,583,750	66	96,150	—	—	96,216

Non-employee stock option grant	—	—	—	—	—	—	—	—	24	—	—	24
Balance, January 29, 2005	—	$—	—	$—	—	$—	14,221,925	$142	$191,434	$(4,100)	$(25,168)	$162,308

(1) As restated, see Note 2 to the financial statements

See notes to financial statements

Gander Mountain Company
Notes to Financial Statements
Years Ended February 1, 2003, January 31, 2004 and January 29, 2005

Note 1.  Nature of Business

Gander Mountain Company (the Company) is a leading specialty retailer that serves the needs of outdoor lifestyle enthusiasts, with particular focus on products and services for hunting, fishing and camping. As of January 29, 2005, the Company owned and operated 82 stores in 14 states: Colorado, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, New York, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. Given the economic characteristics of the store format, the similar nature of products sold, and the type of customer and method of distribution, the Company’s operations are aggregated into one segment.

Fiscal Year - The Company’s year-end is the Saturday closest to the end of January, electing a 52 or 53 week year. The fiscal years ended February 1, 2003 (fiscal 2002), January 31, 2004 (fiscal 2003) and January 29, 2005 (fiscal 2004) included 52 weeks.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Restatement of Previously Issued Financial Statements

During the fourth quarter of fiscal 2004, the Company performed a comprehensive review of its lease accounting practices.  As a result, the Company restated its financial statements for periods prior to fiscal 2004 and for the first three quarters of fiscal 2004 included in this report.  The restatements arise from revisions to accounting for (i) the amortization lives for leasehold improvements, (ii) construction allowances from landlords and (iii) certain pre-opening period rent holidays.  The restatement adjustments were non-cash and had no impact on revenues or net cash flows.

Historically, the Company has amortized leasehold improvements and construction allowances for its leased buildings over a period that included both the initial lease term and certain renewal option periods.  The Company recorded rent expense on a straight-line basis over the initial lease term beginning with the commencement date of the lease.  The Company has now determined to use the initial lease term when amortizing leasehold improvements and to use a time period for its rent expense and construction allowances amortization beginning on the earlier of the commencement date of the lease or the date when it takes possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise.  However, in those circumstances where the commencement date of the lease term begins when the Company takes possession of the leased space for construction purposes, the rent expense, net of construction allowances amortization, from that commencement date through the date the Company begins the initial setup of fixtures and merchandise is capitalized.  The net rent expense related to the period for the initial setup of fixtures and merchandise will be reflected in pre-opening expense in the Company’s statements of operations.  In addition, Financial Accounting Standards Board Technical Bulletin 88-1, Issues Relating to Accounting for Leases, requires construction allowances to be classified as deferred rent liabilities and no longer recorded as reductions of leasehold improvements.  As a result, charges will reduce rent expense rather than amortization expense.

The cumulative effect of these adjustments on the Company’s statements of operations for fiscal 1997 through fiscal 2001 was an increase in depreciation and amortization expense of $5,210,000, a reduction in loss on disposal of assets of $1,097,000 and an increase in rent expense of $518,000.  The cumulative effect of these adjustments on the balance sheet as of February 2, 2002 was an increase in deferred rent liability of $518,000 and a reduction in property and equipment of $4,113,000.  As a result, retained earnings at February 2, 2002 decreased by $4,631,000, as reflected in the Company statements of shareholders’ equity.

The effect of these adjustments for fiscal 2002 and fiscal 2003 on the Company’s statements of operations, are decreases to net income of $619,000 or $0.65 per share, and $43,000 or $0.05 per share, respectively.  The following table shows the impact of these adjustments for fiscal 2002 and fiscal 2003 (in thousands, except per share data):

	Fiscal 2002			Fiscal 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Balance Sheet Data
Property and equipment, net	$41,109	$(4,627)	$36,482	$54,421	$(567)	$53,854
Accrued and other current liabilities	20,704	—	20,704	29,892	205	30,097
Long term liabilities	1,981	623	2,604	12,570	4,521	17,091
Accumulated deficit	(22,961)	(5,250)	(28,211)	(21,445)	(5,293)	(26,738)
Total shareholders’ equity	$68,275	$(5,250)	$63,025	$69,791	$(5,293)	$64,498

Statement of Operations Data
Cost of goods sold	$272,033	$(42)	$271,991	$370,770	$(238)	$370,532
Store operating expenses	66,517	605	67,122	85,361	764	86,125
General and administrative expenses	20,864	—	20,864	22,327	(708)	21,619
Pre-opening expenses	644	56	700	4,696	225	4,921
Income (loss) from operations	(2,617)	(619)	(3,236)	6,276	(43)	6,233
Net income (loss)	(12,205)	(619)	(12,824)	1,516	(43)	1,473
Loss applicable to common shareholders	$(22,262)	$(619)	$(22,881)	$(15,007)	$(43)	$(15,050)

Basic and diluted loss applicable to common shareholders per share	$(22.87)	$(0.65)	$(23.52)	$(15.42)	$(0.05)	$(15.47)

Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$4,625	$92	$4,717	$(44,870)	$4,115	$(40,755)
Net cash used in investing activities	(6,850)	(92)	(6,942)	(21,502)	(4,115)	(25,617)
Net cash provided by financing activities	2,241	—	2,241	66,751	—	66,751
Net increase in cash	$16	$—	$16	$379	$—	$379

Note 3.  Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates relate primarily to the valuation of receivables and inventories and the recorded amounts of certain accrued liabilities. Ultimate results could differ from those estimates.

Cash and Cash Equivalents - Cash equivalents represent short-term investments with a maturity of three months or less from the time of purchase and are carried at cost, which approximates market.

Accounts Receivable - Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs based on historical experience and other factors, was $0 and $0 at January 31, 2004 and January 29, 2005, respectively.  The Company also has amounts due from vendors reflected as reductions in accounts payable in the Company’s balance sheets because the Company has the right of offset against amounts owed to vendors for merchandise purchases.  The allowance for these amounts due to the Company, were $304,000 and $524,000 as of January 31, 2004 and January 29, 2005, respectively.

Inventories - Inventories are stated at the lower of weighted average cost (which approximates the first-in, first-out cost) or market. Inventories consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, certain vendor allowances, and other valuation reserves. Cost of sales includes the cost of merchandise, inventory shrinkage, freight, distribution, store occupancy costs and shipping and handling costs.

Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Major additions, replacements and improvements are capitalized. Depreciation and amortization have been computed using the straight-line method for financial reporting purposes and an accelerated method for income tax reporting purposes.

The Company records the costs of internal use software in accordance with the requirements of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software.

Estimated useful lives by major asset category are as follows:

Asset Category	Life (in years)

Building	40

Furniture and equipment	7-10

Leasehold improvements	Initial lease term

Computer software and hardware	3-8

Long-Lived Assets - Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows to be generated by those assets are less than the carrying value of the asset. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value. Fair value is based on appraisals or other reasonable methods to estimate value.

Recorded goodwill is tested annually for impairment in the same manner as other long-lived assets.  The Company tested its goodwill in the fourth quarters of fiscal 2003 and 2004 and no impairment recognition was required based on these tests.

Vacation Accrual - During fiscal 2003, the Company changed its vacation policy from granting annual vacation days on the first day of the fiscal year based upon service in the prior year, to granting vacation as it is earned by employees during the fiscal year.  Employees may carryover a maximum of 80 hours of vacation. Any carryover amounts are accrued at January 31, 2004 and January 29, 2005.  The change in policy resulted in a $1,600,000 decrease in operating expenses in the fiscal year ending January 31, 2004.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards.  The Company expects to adopt the provisions of this standard at the beginning of fiscal 2006, as currently required under the Securities and Exchange Commission’s rule announced April 14, 2005. Until such time, the Company will continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans.  Accordingly, any compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s option exercise price. Any resulting compensation expense is amortized ratably over the related vesting period.

Prior to the effective date of SFAS No. 123R, the Company will continue to provide the pro forma disclosures for past award grants as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company is currently evaluating the requirements under SFAS No. 123R and expects that the adoption of the provisions of SFAS No. 123R could have a material impact on net income and earnings per share.

The table below illustrates the effect on the Company’s net loss and net loss per share applicable to common shareholders as if it had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three fiscal years in the period ended January 29, 2005 (in thousands, except per share data).

	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
Net loss applicable to common shareholders, as reported	$(22,881)	$(15,050)	$(2,735)

Add: Stock-based employee compensation expense in reported net loss	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value method	(291)	(394)	(2,973)

Pro forma net loss applicable to common shareholders	$(23,172)	$(15,444)	$(5,708)

Loss per common share:

Basic and diluted - as reported	$(23.52)	$(15.47)	$(0.25)

Basic and diluted - pro forma	$(23.82)	$(15.87)	$(0.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	February 1, 2003	January 31, 2004	January 29, 2005
Risk-free interest rate	3.50%	N/A	3.44% - 3.74%

Expected dividend yield	0.0%	N/A	0.0%

Expected stock price volatility	0.0	N/A	0.5

Expected life of stock options	10 years	N/A	5 years

Net Income (Loss) per Share - SFAS No. 128, Earnings per Share (EPS), requires dual presentation of basic EPS and diluted EPS on the face of all statements of operations.  Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible securities. Outstanding options, warrants, and convertible securities to purchase shares of the Company’s common stock were not included in the diluted EPS calculation for all periods presented in the financial statements, as they were antidilutive. Such shares totaled 3,439,936, 7,724,576 and 2,237,327 for fiscal 2002, 2003 and 2004, respectively.

Revenue Recognition - Revenue from retail sales is recognized at the time of sale. Revenue generated through retail sales is reduced by a reserve for estimated returns. The estimated returns reserve is based upon historical experience. Historically, returns have not been significant. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

In fiscal 2003, the Company commenced offering a co-branded credit card with a third party who manages the program and directly extends the credit. In exchange for providing access to customers, the Company receives royalties for each activated account and rebates for customer purchases in Gander Mountain and non-Gander Mountain stores. These revenues are recognized when earned. At the time a customer signs-up and is approved for the co-branded credit card, the Company issues a coupon for up to 10% off that day’s store purchases.  Customers earn further discount coupons as purchases are made at Gander Mountain and non-Gander Mountain stores.  The estimated cost of the discount program is recognized as a reduction of revenues as customers earn the discounts.  In February 2005, this co-branded credit card program was terminated by mutual agreement.

Revenues from cash received from gift certificates and gift cards are deferred and are recognized upon redemption. Gift certificate and gift card redemptions totaled $18,361,000, $23,988,000 and $33,427,000 in fiscal 2002, 2003 and 2004, respectively, and are included in revenues.

Vendor Incentives - The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates, new store purchases, cooperative advertising allowances, and other purchase discounts. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under this guidance, the presumption is that cash consideration received from a vendor should be classified as a reduction of costs of sales. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor’s product, the cost should be characterized as a reduction of the cost incurred.

Beginning in fiscal 2004, the Company agreed with its vendors to eliminate proof-of-performance requirements on substantially all of its contracts.  Accordingly, vendor monies that support the Company’s advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold.  In fiscal 2003 and earlier periods, they were accounted for as an offset to advertising costs.  This results in a timing difference as to when these monies are recognized in the Company’s statement of operations.

Extended Warranty Program - The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold.  In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties.

In late fiscal 2002, the Company commenced offering a limited extended warranty program for firearms. Customers can purchase one year of coverage above and beyond the manufacturer’s warranty period. Under the terms of the warranty program, revenue has been deferred and is recognized over the contractual period of the program.  The deferred revenue amount for firearm warranties at February 1, 2003, January 31, 2004 and January 29, 2005 was $95,000, $221,000 and $467,000, respectively.

Gift Cards - Revenues from cash received from gift certificates and gift cards are deferred and are recognized upon redemption. Based on historical redemption trends, unredeemed gift certificate and gift card liabilities are recorded as a reduction of selling, general and administrative expense when it is remote that customers will require performance. In fiscal 2004, the Company made reductions in its outstanding gift certificate and gift card liabilities after determining an adequate period of time had elapsed to establish a reasonable current estimate of unredeemable gift certificates and gift cards. Unredeemed gift certificates and gift cards recorded as a reduction of general and administrative expense totaled $0, $100,000 and $1,816,000 in fiscal 2002, 2003 and 2004, respectively.

Advertising Costs - Advertising costs are expensed as incurred. Gross advertising expense was approximately $15,693,000, $21,070,000 and $26,109,000 for fiscal 2002, 2003 and 2004, respectively.  Advertising vendor allowances recorded as a reduction to advertising expense were approximately $3,859,000, $6,387,000 and $0 for fiscal 2002, 2003 and 2004, respectively.

Store Pre-opening Expenses - All start-up costs, such as payroll, rent, travel, and marketing costs, associated with the opening of new stores are expensed as incurred.

Income Taxes - Under SFAS No. 109, “Accounting for Income Taxes”, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.  Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities at currently enacted tax rates. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments approximate fair value at January 31, 2004 and January 29, 2005.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment.  Refer to “Stock Based Compensation” in Note 3 above for further discussion.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

In 2003, the Company adopted EITF Issue No. 03-10, Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, which amends EITF 02-16.  According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor’s sales incentives offered directly to the consumers (i.e., manufacturer’s coupons) should not be recorded as a reduction of the cost of the reseller’s purchase from the vendor.  The adoption of EITF 03-10 did not have any impact on net income, cash flows, or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had, and is not expected to have, a material impact on the Company’s financial statements.

In fiscal 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 or otherwise for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on net income, cash flows or financial position.

In January 2003, the FASB issued FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs).  VIEs are entities for which control is achieved through means other than voting rights. FIN 46 has not had, and is not expected to have, a material impact on the Company’s financial statements.

Note 4.  Credit Facility and Note Payable

In February 2005, the Company completed an amendment to its existing credit facility that increased the facility from $175,000,000 to $225,000,000 and extended the maturity date to June 2009.  The amended credit facility can be increased to $300,000,000 upon request, provided there are no events of default, as defined in the agreement.  The actual availability under the amended credit facility is limited to 85% of eligible credit card receivables plus the lesser of 68.25% to 75.5% of eligible inventory or 85% of the inventory’s liquidation value, in each case, net of specified reserves and less any letters of credit outstanding.  The table below summarizes pertinent information for each of the two fiscal years in the period ended January 29, 2005:

	January 31, 2004	January 29, 2005
	(dollars in thousands)
Credit facility available	$175,000	$175,000
Outstanding borrowings	$102,058	$114,441
Outstanding letters of credit	$2,913	$4,926
Average interest rate at year end	3.71%	4.34%
Agreement maturity	Jun-07	Jun-07

Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to .5% depending on the Company’s EBITDA, as defined in the credit agreement, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA.  The Company’s obligations under the credit facility are secured by interests in substantially all of its assets.

Financial covenants under the credit facility as of January 29, 2005, require that operating cash flow and EBITDA, as defined in the credit agreement, meet certain levels as adjusted over time.  The credit facility also contains other covenants that, among other matters, restrict the Company’s ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of January 29, 2005.  On January 31, 2004, the Company was in compliance with financial covenants and was out of compliance with a non-financial covenant relating to notice of the Company’s reincorporation in the State of

Minnesota. The Company received waivers curing the noncompliance upon execution of a limited guaranty by Holiday.

As of January 31, 2004, the Company had two promissory notes to Holiday Companies.  One note for $7,600,000 bore interest at 2.25% over the prime rate (6.25% at January 31, 2004) and was subordinated to the credit facility. The second note of $2,400,000 bore interest at 2.00% over the prime rate (6.00% at January 31, 2004) and was due in monthly installments through January 2013. Both notes were repaid with proceeds from the Company’s initial public offering.

In December 2001, the Company issued $55,000,000 of unsecured subordinated notes to Holiday. Payments on these notes were $5,000,000 in 2002. At February 1, 2003, the Company converted outstanding borrowings and accrued interest due to Holiday of $54,609,000 to Class C convertible preferred stock.  The preferred stock was converted to common stock effective with the Company’s initial public offering.

Note 5.  Shareholders’ Equity

On April 26, 2004, the Company completed its initial public offering of 6,583,750 shares of common stock, including the underwriters’ over-allotment, resulting in proceeds to the Company of $96.2 million, net of transaction costs of $9.1 million.  The Company used $9.8 million of the net proceeds to repay all of its debt to Holiday Companies and the remaining $86.4 million to reduce outstanding indebtedness under its credit facility with a financial institution.

Upon completion of its initial public offering and the filing of its Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.  The Company’s previously outstanding Class A, B and C convertible preferred stock was converted into 6,664,927 shares of common stock and its outstanding Class A and B common stock was recapitalized into 973,248 shares of common stock.  All cumulative unpaid dividends to preferred shareholders were eliminated with the conversion to common stock.  As of January 29, 2005, there were 14,221,925 shares of common stock outstanding.

Common Stock – Holders of the Company’s common stock are entitled to one vote per share in the election of directors and on all other matters on which shareholders are entitled or permitted to vote.  Holders of common stock are not entitled to cumulative voting rights.  Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors.  Subject to the terms of any outstanding series of preferred stock, the holders of common stock are entitled to dividends in amounts and at times as may be declared by the board of directors out of funds legally available.  Upon the Company’s liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment of any liquidation preferences to holders of preferred stock.  Holders of common stock have no redemption, conversion or preemptive rights.

The Class B non-voting common stock issued in 1998 in exchange for $4,100,000 of promissory notes receivable was converted to common stock effective with the Company’s initial public offering.  The notes bear interest at 3.9%, payable monthly, and are due at various dates through 2007.  Principal is not subject to prepayment.

Preferred Stock – The Company’s 5,000,000 authorized shares of preferred stock can be issued in one or more series and with such designation and preferences for each series as are stated in the corporate resolutions providing for these preferences and designations, adopted by the Company’s board of directors.  The Company’s articles of incorporation authorize its board of directors to determine the voting, dividend, redemption and liquidation preferences and limitations pertaining to such series.  The board of directors, without shareholder approval, may issue preferred stock with voting rights and other rights that could adversely affect the voting power of the holders of the Company’s common stock and could have certain anti-takeover effects.  The Company has no present plans to issue any shares of preferred stock.

Stock Options – During fiscal 1998, the Company issued options to purchase up to 226,944 shares of common stock to certain members of the Company’s management at an exercise price of $9.25 per share, the estimated fair market value of the Class B nonvoting common stock on the date of grant.  These options were fully vested in fiscal 2002 and are exercisable through April 1, 2008.

During fiscal 2002, the Company granted options to two executive officers which enable such officers to purchase 851,680 shares of the Company’s common stock at an exercise price of $8.28 per share, the estimated fair market value at the date of grant.  As of January 29, 2005, there were 611,680 remaining options outstanding from these grants.  The options vest in four equal annual installments beginning September 2003.

In February 2002, the Company implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of January 29, 2005, there were 199,475 options outstanding under this plan to purchase the Company’s common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for its common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time.  The options have a 10-year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the Company meeting the targeted stock price of $32.06 per share at a fiscal year end.  The exercise price is $4.47 per share.  If the price of the Company’s common stock reaches $32.06 at a fiscal year end, the Company will recognize approximately $3,300,000 in expense, net of tax, assuming an effective tax rate of 40%, over the vesting period described above.  The Company is no longer authorized to grant any awards under the 2002 Stock Option Plan.

In February 2004, the Company granted options to purchase 109,728 shares of common stock to certain officers with an exercise price of $16.00 per share, the price to the public of its shares in the Company’s initial public offering.  These options vest in three equal increments on July 31, 2004, and the two subsequent anniversaries thereafter.  These options are exercisable for a period of nine years from the date of grant.

In February 2004, the Company adopted the 2004 Omnibus Stock Plan, which authorizes the granting of stock-based awards up to 2,144,000 shares of common stock.  This plan was approved by shareholders in March 2004.  Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards.  Under this plan, as of January 29, 2005, there were 1,089,500 options to purchase common stock outstanding, with a weighted average exercise price of $16.73 and a weighted average remaining life of 9.3 years.  The options granted under this plan vest in three equal annual increments from the date of grant.

As of January 29, 2005, there were a total of 2,237,327 options to purchase common stock outstanding, under all of the Company’s stock option plans and non-plan stock options, with a weighted average exercise price of $12.53 and a weighted average remaining life of 8.1 years.  A summary of the activity of the Company’s stock compensation plans is presented below:

	2002		2003		2004
	Number of Shares Under Option	Weighted- Average Exercise Prices	Number of Shares Under Option	Weighted- Average Exercise Prices	Number of Shares Under Option	Weighted- Average Exercise Prices
Outstanding-beginning of year	226,944	$9.25	1,304,352	$7.79	1,061,837	$7.68
Granted	1,077,408	7.48	—	—	1,264,678	16.66
Exercised	—	—	—	—	—	—
Forfeited	—	—	(242,515)	8.24	(89,188)	13.38

Outstanding-end of year	1,304,352	$7.79	1,061,837	$7.68	2,237,327	$12.53
Weighted-average fair value of options granted during the year		$7.48		N/A		$7.92

The following table summarizes information about stock options outstanding, including those issued to management and other executives, at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted- Average Remaining Contractual life	Weighted- Average Exercise Prices	Number Outstanding	Weighted- Average Exercise Prices
$4.47-7.99	199,475	7.2 Years	$4.47	—	$—
8.00-11.99	858,624	6.7 Years	8.60	532,784	8.69
12.00 - 15.99	91,500	9.8 Years	12.90	—	—
16.00 - 19.99	894,128	9.1 Years	16.00	36,576	16.00
20.00 - 23.99	153,600	9.5 Years	21.44	—	—
24.00 - 24.40	40,000	9.2 Years	24.40	—
$4.47 - 24.40	2,237,327		$12.53	569,360	$9.16

Accelerated Vesting – On March 2, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting for certain outstanding options to purchase common stock, that had exercise prices greater than $10.53, the closing price of the Company’s common stock on that date.  The Company accelerated options to purchase 1,186,728 shares of common stock, which included options issued and outstanding under the Company’s 2004 Omnibus Stock Plan as of January 29, 2005 and options held by two officers of the Company under a February 2004 option grant that were outstanding on March 2, 2005. These options became 100% vested and fully exercisable on March 2, 2005 and are exercisable at various dates through 2014.

The Company took this action because it may produce a more favorable impact on the Company’s results from operations in light of the recent announcement of the effectiveness of SFAS No. 123R.  Also, because these options have exercise prices in excess of the Company’s stock price on the date the acceleration was approved, the Company believes that these options may not be offering sufficient incentive to the employees when compared to the potential future compensation expense that would have been attributable to the options under SFAS No. 123R.  Assuming SFAS No. 123R is effective beginning in fiscal 2006, the estimated maximum future expense that is eliminated is approximately $3,900,000.

Note 6.  Selected Balance Sheet Information

Property and equipment consists of the following:

	January 31, 2004 (Restated)	January 29, 2005
	(in thousands)
Building	$—	$7,196
Furniture and equipment	43,098	67,188
Leasehold improvements	20,172	40,628
Computer software and hardware	21,281	26,786
	84,551	141,798
Less: Accumulated depreciation and amortization	(30,697)	(40,368)
Property and equipment, net	$53,854	$101,430

Depreciation and amortization expense for property and equipment, including property under capital leases, totaled $7,034,000, $8,226,000 and $11,656,000 for fiscal 2002, 2003 and 2004, respectively.

Other assets consist of the following:

	January 31, 2004 (Restated)	January 29, 2005
	(in thousands)
Goodwill	$4,165	$4,380
Deferred loan costs	3,336	3,450
Other	—	10
	7,501	7,840
Less: Accumulated amortization	(3,194)	(3,751)
Other assets, net	$4,307	$4,089

Accrued expenses consist of the following:

	January 31, 2004 (Restated)	January 29, 2005
	(in thousands)
Gift cards and gift certificate liabilities	$14,999	$18,421
Construction payable	—	3,580
Payroll and related fringe benefits	5,257	3,150
Capital lease obligations	—	592
Due to related parties	562	202
Other accruals and current liabilities	9,279	13,403
Accrued and other current liabilities	$30,097	$39,348

Long term liabilities consist of the following:

	January 31, 2004 (Restated)	January 29, 2005
	(in thousands)
Note obligation to related party	$9,651	$—
Capital lease obligations	—	11,757
Deferred rent	7,288	18,873
Deferred warranty revenue	152	308
Long term liabilities	$17,091	$30,938

Note 7.  Self-Insurance Reserves

The Company is self-insured for a portion of its workers’ compensation, health, general, auto, and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering management judgments regarding economic conditions, the frequency and severity of claims, claim development history and settlement practices.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions and historical trends.  As of January 29, 2005, these reserves were $1,173,000 and were included in accrued expenses in the balance sheet.  Prior to fiscal 2004, Holiday Companies arranged the Company’s insurance coverage and the Company paid Holiday for such services. Beginning in April 2004, the Company obtained insurance policies directly, for appropriate areas of risk.

Note 8.  Income Taxes

Under SFAS No. 109, “Accounting for Income Taxes”, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The income tax provision consisted of the following:

	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
	(in thousands)
Current	$—	$—	$—
Deferred:
Federal	1,933	—	—
State	341	—	—

Total income tax expense	$2,274	$—	$—

The Company’s effective income tax rates differ from the federal statutory rate as follows:

	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
Federal statutory tax rate	(34.0)%	34.0%	34.0%
State and local income taxes, net of federal benefit	(6.0)%	6.0%	6.0%
Valuation allowance	62.9%	(40.0)%	(40.0)%

Effective income tax rate	22.9%	0%	0%

Components of deferred tax assets are as follows:

	January 31, 2004 (Restated)	January 29, 2005
	(in thousands)
Net current deferred tax assets:
Compensation-related	$330	$602
Inventory valuation	773	903
Insurance	192	469
Sales returns	164	224
Other	187	187
Total current deferred tax assets	1,646	2,385
Valuation allowance	(1,646)	(2,385)
Net current deferred tax assets	$—	$—

Net noncurrent deferred tax assets:
Net operating loss carryforward	$15,740	$19,004
Fixed assets	(8,922)	(15,128)
Rent expense	1,671	3,688
Intangible assets	(191)	(283)
Other	—	13
Total noncurrent deferred tax assets	8,298	7,294

Valuation allowance	(8,298)	(7,294)
Net noncurrent deferred tax assets	$—	$—

The Company determined that realization of the tax benefit related to the net deferred tax assets was uncertain. Accordingly, a valuation allowance was recorded for the entire balance of the net current and non-current deferred tax assets as of January 31, 2004 and January 29, 2005. The Company has federal and state net operating loss carryforwards of approximately $48.7 million expiring between 2016 and 2025.

Note 9.  Commitments and Contingencies

Operating Leases - The Company leases retail, distribution center and corporate office properties under operating leases that have initial or remaining noncancellable terms exceeding one year.  Most of the leases contain escalation clauses and require payment of real estate taxes, utilities, and common area maintenance costs.  Most of the retail store property leases include renewal options.  Lease expense under these agreements was $18,924,000, $23,090,000 and $32,974,000 in fiscal 2002, 2003 and 2004, respectively.  The Company recognizes rent expense beginning on the earlier of the commencement date of the lease or the date when it takes possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise, and recognizes the excess of such expense over the cash payments as deferred rent in the “Long term liabilities” caption in the accompanying balance sheets.

Capital Leases - The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases.  The leases vary from four to 15 years in term and require monthly payments of principal and interest.  The Company also entered into a lease agreement for a retail store that requires a maximum $150,000 quarterly payment obligation for 20 years from lease inception.  The agreement also provides a bargain purchase option at the end of the lease term, as defined.  The required payment obligation will be reduced by allowable sales tax credits that the Company earns under a related site development agreement.  The Company can not estimate the amounts of these future credits and accordingly, has not reduced payment obligations by any allowable credits.

Aggregate minimum lease obligations at January 29, 2005 under the Company’s operating and capital leases follows:

	Operating Leases	Capital Leases	Total
	(in thousands)
Fiscal 2005	$39,904	$923	$40,827
Fiscal 2006	42,825	1,073	43,898
Fiscal 2007	42,537	1,070	43,607
Fiscal 2008	42,019	929	42,948
Fiscal 2009	41,851	910	42,761
Thereafter	302,816	10,937	313,753
	$511,952	15,842	$527,794
Less: Interest		(3,493)
		$12,349

Litigation - The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business. The following are the more significant matters of which the Company is aware.

Cabela’s Incorporated

As reported in the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, on July 2, 2004, it filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under its Noncompetition Agreement (the “Noncompetition Agreement”) dated May 16, 1996, with Cabela’s Incorporated (“Cabela’s”).  On July 2, 2004, the Company also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a trademark licensing provision of the Noncompetition Agreement is unenforceable.  Although the noncompetition provisions of the Noncompetition Agreement expired in June 2003, the Noncompetition Agreement may require the Company to grant a license to certain of the Company’s trademarks that were in existence in 1996 to Cabela’s for its use in the “direct marketing business” (as defined in the Noncompetition Agreement) if it engages in active steps to enter the “direct marketing business.”  The Company filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Noncompetition Agreement.  Cabela’s has denied the claims in the Complaint and the Arbitration Demand.  The federal court proceeding is currently stayed and a hearing is scheduled in the arbitration in June 2005.  Discovery in the arbitration is currently underway.

The Company is not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.  The total costs may not be reasonably estimated at this time.  The outcome of this dispute may impact the manner in which the Company markets its products in the future.  It is not expected to impact the marketing of the Company’s products through retail stores.

Securities Litigation

The Company and eight of its present and former directors and executive officers were named as defendants in six virtually identical actions, which were filed between January 28, 2005 and March 4, 2005 in the U.S. District Court for the District of Minnesota.  These actions are titled as Joseph Merrelli v. Gander Mountain Company, et al., George Patchan v. Gander Mountain Company, et al., John Stainbrook v. Gander Mountain Company, et al., Robert Schuck v. Gander Mountain Company, et al., William C. Fernalld, Jr. v. Gander Mountain Company, et al., and Sean Peter Sloan v. Gander Mountain Company, et al.  Each action is a purported class action brought on behalf of all persons (except defendants) who purchased stock in the Company’s initial public offering on April 20, 2004 or in the open market between April 20, 2004 and January 13, 2005.  The complaints allege that the defendants made false and misleading public statements about the Company, and its business and prospects, in the registration statement and prospectus for its initial public offering, and in filings with the SEC and press releases issued thereafter, and that the market price of the Company’s stock was artificially inflated as a result.  The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934.  The plaintiffs in all six cases seek compensatory damages on behalf of the alleged class, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.

The Company believes that it, and the other defendants, have meritorious defenses to the claims made in the complaints and the Company intends to contest the lawsuits vigorously.  The Company is not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.  The total costs may not be reasonably estimated at this time.  Securities class action litigation can result in substantial costs and divert management’s attention and resources, which may have a material adverse effect on the Company’s business and results of operations, including the Company’s cash flows.

Derivative Litigation

The Company, as a nominal defendant, and 12 of its present and former directors have been named as defendants in a purported derivative action that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota.  This action is titled as Kurt Haberle v. Mark R. Baker, et al.  In his complaint, the shareholder-plaintiff alleges claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against the individual defendants arising out of the same events that are alleged in the federal securities actions that are described above.  Essentially, the complaint asserts that wrongful conduct by the individual defendants resulted in the Company making false and misleading public statements, which in turn led to the Company getting sued for federal securities fraud, which in turn has caused the Company to lose market capitalization, reputation and goodwill.  The complaint seeks compensatory damages from the individual defendants for the loss allegedly sustained by the Company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation.

The Company is not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.  The total costs may not be reasonably estimated at this time.  Derivative litigation can result in substantial costs and divert management’s attention and resources, which may have a material adverse effect on the Company’s business and results of operations, including its cash flows.

Note 10.  Employee Benefit Plans

The Company has a profit sharing and 401(k) savings plan that is intended to qualify under Section 401(k) of the Internal Revenue Code covering substantially all full time employees. Under the profit sharing portion of the plan, annual contributions are discretionary and determined by management. The plan’s 401(k) feature allows employees to make pretax contributions to their 401(k) accounts, of which the Company matches 100% of the first 3% of a participant’s annual salary contributed to their account and 50% of the next 2% of such participant’s annual salary contributed to their account. Company contributions to the plan under both the profit sharing feature and 401(k) feature were $1,303,000, $1,033,000 and $676,000, in fiscal 2002, 2003 and 2004, respectively.

In February 2005, the Company’s Board of Directors approved the establishment of an employee stock purchase plan that enables substantially all fulltime employees to purchase common stock of the Company by contributions through payroll deductions.  Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods and are executed at the market price on the designated purchase date.

Refer to Note 5. “Shareholders’ Equity – Stock Options” for information on employee stock options.

Note 11.  Supplemental Cash Flow Information

Interest paid under all debt instruments as well as capitalized lease obligations was $6,652,000, $3,846,000 and $4,541,000 for fiscal 2002, 2003 and 2004. Taxes paid were $0 for all years presented.

During fiscal 2004, the Company purchased property and equipment totaling $11,656,000 financed through capital lease transactions.  For one particular store location, the Company entered into a lease containing a bargain-purchase option that is exercisable upon the cancellation of a note obligation by the economic development authority in the region.  The Company has capitalized this lease obligation, resulting in the recording of building and equipment of $8,958,000 with a corresponding financing obligation.  These capital purchases are excluded from the caption “Purchase of property and equipment” in the Company’s statements of cash flows for fiscal 2004, along with $2,698,000 in equipment financed through other capital lease transactions in fiscal 2004.

Note 12.  Related-Party Transactions

The Company has significant transactions with Holiday Companies that reflect prices and rates that the Company believes are representative of market prices.  The principal transactions with Holiday include:

The Company leased office and retail space from Holiday Companies at current market rates until March 2005.  Total occupancy charges paid to Holiday were $1,374,000, $1,458,000 and $1,474,000 in fiscal 2002, 2003 and 2004, respectively.

Holiday Companies provides certain administrative, information systems, legal, income tax, systems support, treasury, insurance, and human resources services to the Company. Charges for these services were $2,696,000, $3,134,000 and $2,054,000 in fiscal 2002, 2003 and 2004, respectively. Beginning in April 2004, the Company secured independent insurance policies for all areas of risk, which reduced the Holiday charges for such services. The Company had amounts due to Holiday of $373,000 at January 31, 2004 and $202,000 at January 29, 2005 for these services.

Holiday Companies provides the Company with certain guarantees. The Company does not pay a fee for these guarantees. Holiday Companies guarantees certain future lease obligations totaling $180,426,000 and $57,517,000 as of January 31, 2004 and January 29, 2005, respectively.  Typically, Holiday Companies may cancel these guarantees upon written notice with specified notice periods.  In addition, Holiday Companies guarantees amounts due to certain vendors.

During fiscal 2001, the Company borrowed $55,000,000 from Holiday Companies and had outstanding notes payable and accrued interest of $55,494,000 as of February 2, 2002. Payments on these notes were $5,000,000 in 2002. During fiscal 2002, the Company converted notes payable and accrued interest to Holiday of $54,609,000 to Class C convertible preferred stock.  Refer to Note 4.

The Company acquired an aircraft from Baker Aviation, Inc., an entity controlled by Mark R. Baker, the Company’s Chief Executive Officer and President, at its estimated fair value of $2,500,000 in fiscal 2002.  The Company subleases hangar space from an entity one-third owned by Mr. Baker.  The Company believes that the terms of these arrangements are no less favorable to the Company than would be the terms of comparable arrangements conducted at arms-length between unrelated parties.

Note 13.  Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options, warrants and convertible securities to purchase shares of the Company’s common stock have been excluded from the calculation of weighted average shares outstanding for all years presented because their inclusion would have an anti-dilutive effect on loss per share.  These shares totaled 3,439,936, 7,724,576 and 2,237,327, as of February 1, 2003, January 31, 2004 and January 29, 2005, respectively.

The accompanying audited financial statements report loss applicable to common shareholders and loss applicable to common shareholders per share in accordance with U.S generally accepted accounting principles.  The Company also discloses this information on a pro forma basis below.  The Company believes the use of pro forma results provides more meaningful information due to the significant increase in share count as a result of the closing of the Company’s initial public offering on April 26, 2004, the conversion of convertible preferred stock into shares of common stock on that date and the elimination of the Company’s preferred stock dividends.  The pro forma data is presented as if these events had occurred prior to each period.  The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, the Company’s 32-for-1 stock split and its initial public offering took place at the beginning of each of fiscal years 2002, 2003 and 2004.  The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of the Company’s debt to Holiday Companies and its credit facility indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes.

The Company continued to reflect the accretion of cumulative unpaid dividends on its previously outstanding Class A, B and C convertible preferred stock, in accordance with U.S. generally accepted accounting standards, until the closing of its initial public offering.  No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure completed in connection with the Company’s initial public offering.  Accordingly, no such obligation or reduction to net income (loss) are reflected in the Company’s results of operations after May 1, 2004. The above described pro forma data is presented in the table below (in thousands, except per share data):

	February 1, 2003 (Restated)	January 31, 2004 (Restated)	January 29, 2005
	(in thousands, except per share data)
Pro Forma Data
Basic
Pro forma income applicable to common shareholders	$(6,926)	$4,361	$2,512
Pro forma income applicable to common shareholders per share	$(0.49)	$0.34	$0.18
Pro forma weighted average common shares outstanding	14,183	12,987	14,222

Diluted
Pro forma income applicable to common shareholders	$(6,926)	$4,361	$2,512
Pro forma income applicable to common shareholders per share	$(0.49)	$0.32	$0.17
Pro forma weighted average common shares outstanding	14,183	13,539	14,785

Reconciliation of Pro Forma Data to GAAP
Income (loss) applicable to common shareholders (GAAP)	$(22,881)	$(15,050)	$(2,735)
Preferred stock dividends	10,057	16,523	4,305
Interest expense reduction	5,898	2,888	942
Net income applicable to common shareholders (Pro forma)	$(6,926)	$4,361	$2,512

Basic
Weighted average common shares outstanding (GAAP)	973	973	11,092
Conversion of preferred stock	6,665	6,665	1,575
Additional shares issued in IPO	6,545	5,349	1,555
Weighted average common shares outstanding (Pro forma)	14,183	12,987	14,222

Diluted
Weighted average common shares outstanding (GAAP)	973	973	11,092
Conversion of preferred stock	6,665	6,665	1,575
Additional shares issued in IPO	6,545	5,349	1,555
Incremental shares from stock options	—	552	563
Weighted average common shares outstanding (Pro forma)	14,183	13,539	14,785

Note 14.  Summary of Quarterly Results (Unaudited)

The following tables present selected quarterly financial data for the periods ended as indicated and restated as discussed in Note 2. “Restatement of Previously Issued Financial Statements”:

	Fiscal 2004
	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter	Total
	(dollars, except per share amounts, square feet and shares in thousands)

Sales	$98,719	$128,096	$178,145	$237,180	$642,140
Gross profit:
As previously reported	19,267	31,538	48,110	NA	NA
As restated	19,393	31,701	48,325	63,059	162,478
Operating income (loss):
As previously reported	(12,093)	(2,791)	3,343	NA	NA
As restated	(12,303)	(2,965)	2,910	19,065	6,707
Net income (loss):
As previously reported	(13,596)	(3,686)	2,125	NA	NA
As restated	$(13,805)	$(3,860)	$1,692	$17,543	$1,570
Basic shares	1,701	14,222	14,222	14,222	11,092
Basic income (loss) applicable to common shareholders per share:
As previously reported	$(10.52)	$(0.26)	$0.15	NA	NA
As restated	$(10.65)	$(0.27)	$0.12	$1.23	$(0.25)
Diluted shares	1,701	14,222	14,883	14,482	11,655
Diluted income (loss) applicable to common shareholders per share:
As previously reported	$(10.52)	$(0.26)	$0.14	NA	NA
As restated	$(10.65)	$(0.27)	$0.11	$1.21	$(0.25)

Stores open at quarter end	67	70	82	82	82
Comparable store sales increase (decrease)	8.7%	1.8%	(7.5)%	(5.4)%	(2.5)%
Total square feet at end of period	2,737	2,897	3,774	3,774	3,774

	Fiscal 2003 (Restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars, except per share amounts, square feet and shares in thousands)

Sales	$69,427	$94,821	$143,205	$181,977	$489,430
Gross profit:
As previously reported	12,123	22,250	36,929	47,358	118,660
As restated	12,140	22,283	37,005	47,470	118,898
Operating income (loss):
As previously reported	(10,431)	(3,147)	5,752	14,102	6,276
As restated	(10,554)	(3,366)	6,166	13,987	6,233
Net income (loss):
As previously reported	(11,247)	(4,388)	4,386	12,765	1,516
As restated	$(11,370)	$(4,607)	$4,800	$12,650	$1,473
Basic and diluted shares	973	973	973	973	973
Basic and diluted income (loss) applicable to common shareholders per share:
As previously reported	$(15.80)	$(8.75)	$0.26	$8.87	$(15.42)
As restated	$(15.93)	$(8.98)	$0.69	$8.75	$(15.47)

Stores open at quarter end	59	62	64	65	65
Comparable store sales increase	3.8%	15.5%	12.5%	12.2%	11.5%
Total square feet at end of period	1,920	2,166	2,485	2,533	2,533

Note 15.  Subsequent Events

Vesting of Options - Refer to Note 5 — “Shareholders' Equity — Accelerated Vesting”

Shared Services Agreement - On March 17, 2005, the Company amended the Shared Services Agreement dated as of February 2, 2004 by and between the Company and Holiday Companies.  The amendment substantially reduces the number of services provided to the Company by Holiday Companies.

Gander Mountain Company
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period

Accounts Receivable Reserves: (1)
2004	$304	$791	$571	$524
2003	7	550	253	304
2002	317	262	572	7

Inventory Reserves:
2004	1,629	1,090	957	1,762
2003	1,034	1,004	409	1,629
2002	$2,149	$154	$1,269	$1,034

(1)                                  Includes reserves for doubtful accounts related to amounts due from vendors that are reflected as reductions in accounts payable in the Company’s balance sheets as the Company has the right-of-offset against amounts owed to vendors for merchandise purchases.  As of January 31, 2004 and January 29, 2005, the amounts owed to the Company were $3,335,000 and $5,451,000, respectively.

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2005.  Based on that evaluation, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

During our fourth quarter of fiscal 2004, we reviewed our lease, leasehold improvements and construction allowances accounting practices and concluded that our controls over the selection and monitoring of appropriate assumptions and factors affecting accounting for leases were insufficient.  As a result, we changed our controls and accounting policies surrounding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all lease transactions.  Furthermore, we restated our previously issued financial statements to reflect adjustments we made to our lease accounting practices.

Item 9B.       Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item 10 relating to our directors is incorporated herein by reference to the section titled “Proposal 1 – Election of Directors” in our proxy statement, which will be filed no later than 120 days after January 29, 2005.  The information required by this Item 10 relating to our executive officers is set forth under the heading “Executive Officers” in Item 1 of this report.  The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement, which will be filed no later than 120 days after January 29, 2005.

We have adopted a code of business conduct and ethics for the guidance of our directors, officers, and partners, including our principal executive, financial and accounting officers and our controller.  Our code of business conduct and ethics, along with other corporate governance documents, is posted on our website at www.GanderMountain.com.  We intend to post on our website any amendments to, or waivers from, our code of business conduct and ethics within two days of any such amendment or waiver.

Item 11.       Executive Compensation

Information required by this Item 11 is incorporated herein by reference to the sections titled “Proposal 1 – Election of Directors – Director Compensation,” “Executive Compensation” and “Company Stock Performance” of our proxy statement, which will be filed no later than 120 days after January 29, 2005.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this Item 12 is incorporated herein by reference to the sections titled “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” of our proxy statement, which will be filed no later than 120 days after January 29, 2005.

Item 13.       Certain Relationships and Related Transactions

Information required by this Item 13 is incorporated herein by reference to the section titled “Certain Relationships and Related Transactions” of our proxy statement, which will be filed no later than 120 days after January 29, 2005.

Item 14.       Principal Accountant Fees and Services

Information required by this Item 14 is incorporated herein by reference to the sections tiled “Proposal 4 – Ratification of Our Independent Registered Public Accounting Firm – Fees Billed By Ernst & Young LLP” and “Proposal 4 – Ratification of Our Independent Registered Public Accounting Firm – Approval of Independent Registered Public Accounting Firm Services and Fees” of our proxy statement, which will be filed no later than 120 days after January 29, 2005.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

1.  Financial Statements

The following described financial statements are included in this report under Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of January 29, 2005 and January 31, 2004 (as restated)

•	Statements of Operations for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

•	Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

•	Statements of Shareholders’ Equity for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

•	Notes to Financial Statements

2.   Financial Statement Schedule

The following financial statement schedule is filed herewith:

•	Schedule II – Valuation and Qualifying Accounts

3.  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4	Specimen of common stock certificate (3)

10.1

Amended and Restated Loan and Security Agreement dated February 23, 2005, among the Company, Fleet Retail Group, Inc., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/ Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as collateral agent, and the lenders named therein (4)

10.2	Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001 (5)

10.3	Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001 (6)

10.4	Shared Services Agreement between the Registrant and Holiday Companies dated February 2, 2004 (7)

10.5	Amendment No. 1 to Shared Services Agreement dated as of March 17, 2005 by and between the Company and Holiday Companies (8)

10.6	Noncompetition Agreement between the Registrant and Cabela’s Incorporated dated May 16, 1996 (9)

10.7†	Employment Agreement between the Registrant and Mark R. Baker dated February 2, 2004 (10)

10.8†	Employment Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004 (11)

10.9†	Employment Agreement between the Registrant and Allen L. Dittrich dated February 2, 2004 (12)

10.10†	Employment Agreement between the Registrant and Sharon K. Link dated February 2, 2004 (13)

10.11†	Amended and Restated Executive Stock Option Agreement between the Registrant and Allen L. Dittrich dated December 31, 2000 (14)

10.12†	First Amendment dated February 2, 2004 to Amended and Restated Executive Stock Option Agreement between the Registrant and Allen L. Dittrich dated December 31, 2000 (15)

10.13†	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003 (16)

10.14†	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004 (17)

10.15†	Executive Stock Option Agreement between the Registrant and Allen L. Dittrich effective as of February 2, 2004 (18)

10.16†	Description of Fiscal 2005 Bonus Program (19)

10.17†	Revised Director Compensation Program (19)

10.18†	2002 Stock Option Plan (20)

10.19†	Amendment No. 1 to 2002 Stock Option Plan (21)

10.20†	2004 Omnibus Stock Plan (22)

10.21†	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan (23)

10.22†	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan (24)

10.23†	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan (25)

10.24	Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004 (26)

10.25†	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003 (27)

10.26†	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004 (28)

10.27†	Second Amended and Restated Executive Transfer and Repurchase Agreement between the Registrant and Allen L. Dittrich dated February 2, 2004 (29)

23	Consent of Ernst & Young LLP*

24	Powers of Attorney*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by Principal Financial Officer*

†                                          Management compensatory plan or arrangement.

*                                         Filed herewith.

(1)                                  Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 15, 2004.

(2)                                  Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 15, 2004.

(3)                                  Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 15, 2004.

(4)                                  Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the SEC on March 1, 2005.

(5)                                  Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(6)                                  Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 15, 2004.

(7)                                  Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(8)                                  Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the SEC on March 18, 2005

(9)                                  Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(10)                            Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(11)                            Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(12)                            Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(13)                            Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(14)                            Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 26, 2004.

(15)                            Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 26, 2004.

(16)                            Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(17)                            Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(18)                            Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(19)                            Incorporated by reference to the description of this program included in the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the SEC on March 9, 2005.

(20)                            Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the SEC on September 10, 2004.

(21)                            Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on February 5, 2004.

(22)                            Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 15, 2004).

(23)                            Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the SEC on September 10, 2004.

(24)                            Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the SEC on September 10, 2004.

(25)                            Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the SEC on September 10, 2004.

(26)                            Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 15, 2004.

(27)                            Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 26, 2004.

(28)                            Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 26, 2004.

(29)                            Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the SEC on March 26, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2005.

GANDER MOUNTAIN COMPANY
(Registrant)

By:	/s/ Mark R. Baker
Mark R. Baker
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2005.

Name	Title

/s/ Mark R. Baker	Chief Executive Officer, President and
Mark R. Baker	Director (Principal Executive Officer)

/s/ Dennis M. Lindahl	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Dennis M. Lindahl	(Principal Financial and Accounting Officer)

/s/ *	Chairman of the Board
Ronald A. Erickson

/s/ *	Director
Karen M. Bohn

/s/ *	Director
Marshall L. Day

/s/ *	Director
Richard C. Dell

/s/ *	Director
Gerald A. Erickson

/s/ *	Director
Dale Nitschke

*                                         Dennis M. Lindahl, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by these persons.

/s/ Dennis M. Lindahl
Attorney-in-Fact

Exhibit No.	Description	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference

4	Specimen of common stock certificate	Incorporated by reference

10.1

Amended and Restated Loan and Security Agreement dated February 23, 2005, among the Company, Fleet Retail Group, Inc., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/ Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as collateral agent, and the lenders named therein

Incorporated by reference

10.2	Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001	Incorporated by reference

10.3	Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001	Incorporated by reference

10.4	Shared Services Agreement between the Registrant and Holiday Companies dated February 2, 2004	Incorporated by reference

10.5	Amendment No. 1 to Shared Services Agreement dated as of March 17, 2005 by and between the Company and Holiday Companies	Incorporated by reference

10.6	Noncompetition Agreement between the Registrant and Cabela’s Incorporated dated May 16, 1996	Incorporated by reference

10.7	Employment Agreement between the Registrant and Mark R. Baker dated February 2, 2004	Incorporated by reference

10.8	Employment Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004	Incorporated by reference

10.9	Employment Agreement between the Registrant and Allen L. Dittrich dated February 2, 2004	Incorporated by reference

10.10	Employment Agreement between the Registrant and Sharon K. Link dated February 2, 2004	Incorporated by reference

10.11	Amended and Restated Executive Stock Option Agreement between the Registrant and Allen L. Dittrich dated December 31, 2000	Incorporated by reference

10.12	First Amendment dated February 2, 2004 to Amended and Restated Executive Stock Option Agreement between the Registrant and Allen L. Dittrich dated December 31, 2000	Incorporated by reference

10.13	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003	Incorporated by reference

10.14	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004	Incorporated by reference

10.15	Executive Stock Option Agreement between the Registrant and Allen L. Dittrich effective as of February 2, 2004	Incorporated by reference

10.16	Description of Fiscal 2005 Bonus Program	Incorporated by reference

10.17	Revised Director Compensation Program	Incorporated by reference

10.18	2002 Stock Option Plan	Incorporated by reference

10.19	Amendment No. 1 to 2002 Stock Option Plan	Incorporated by reference

10.20	2004 Omnibus Stock Plan	Incorporated by reference

10.21	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan	Incorporated by reference

10.22	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan	Incorporated by reference

10.23	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan	Incorporated by reference

10.24	Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004	Incorporated by reference

10.25	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003	Incorporated by reference

10.26	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004	Incorporated by reference

10.27	Second Amended and Restated Executive Transfer and Repurchase Agreement between the Registrant and Allen L. Dittrich dated February 2, 2004	Incorporated by reference

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith

32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith