Form 10-Q
period 2005-04-30
GANDER MOUNTAIN CO
filed 2005-06-13
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  TO

COMMISSION FILE NUMBER 0-50659.

GANDER MOUNTAIN COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA	41-1990949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 EAST FIFTH STREET, SUITE 1300 ST PAUL, MINNESOTA	55101
(Address of Principal Executive Offices)	(Zip Code)

(651) 325-4300

(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,256,925 shares outstanding as of June 1, 2005.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED APRIL 30, 2005

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company

Condensed Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Sales	$135,128	$98,719
Cost of goods sold	109,949	79,326
Gross profit	25,179	19,393
Operating expenses:
Store operating expenses	32,570	23,825
General and administrative expenses	5,753	6,498
Pre-opening expenses	2,759	1,373
Loss from operations	(15,903)	(12,303)
Interest expense, net	1,665	1,502
Loss before income taxes	(17,568)	(13,805)
Income tax provision	—	—
Net loss	(17,568)	(13,805)
Less preferred stock dividends	—	4,305
Loss applicable to common shareholders	$(17,568)	$(18,110)

Basic and diluted loss applicable to common shareholders per share	$(1.23)	$(10.65)

Weighted average common shares outstanding	14,235	1,701

Gander Mountain Company
Condensed Balance Sheets
(In thousands)

	April 30,	January 29,
	2005	2005 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,221	$1,033
Accounts receivable	16,205	9,347
Inventories	308,482	264,138
Prepaids and other current assets	6,562	5,806
Total current assets	332,470	280,324

Property and equipment, net	111,529	101,430
Other assets	4,568	4,089
Total assets	$448,567	$385,843

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$141,186	$114,441
Accounts payable	89,949	38,808
Accrued and other current liabilities	39,848	39,348
Total current liabilities	270,983	192,597

Long term liabilities	32,623	30,938

Shareholders’ equity	144,961	162,308
Total liabilities and shareholders’ equity	$448,567	$385,843

(1)  The balance sheet as of January 29, 2005 has been condensed from the audited financial statements.

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company
Condensed Statements of Cash Flows - Unaudited
(In thousands)

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Operating activities
Net loss	$(17,568)	$(13,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,727	2,512
Property and equipment write-offs	—	165
Change in operating assets and liabilities:
Accounts receivable	(6,858)	(5,380)
Inventories	(44,344)	(45,678)
Prepaid expenses and other assets	(1,323)	(1,678)
Accounts payable and other liabilities	53,325	34,172
Net cash used in operating activities	$(13,041)	$(29,692)

Investing activities
Purchase of property and equipment, net	$(13,723)	$(9,807)
Net cash used in investing activities	$(13,723)	$(9,807)

Financing activities
Proceeds from sale of common stock, net of expenses	$—	$96,216
Proceeds from exercise of stock options	207	—
Repayments of notes with affiliates	—	(9,840)
Borrowings (repayments) under credit facility, net	26,745	(46,778)
Net cash provided by financing activities	$26,952	$39,598

Net increase in cash	188	99
Cash, beginning of period	1,033	970

Cash, end of period	$1,221	$1,069

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Notes to Unaudited Condensed Financial Statements

Quarterly Period Ended April 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of April 30, 2005, and for the 13 weeks ended April 30, 2005 and May 1, 2004, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 29, 2005.

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

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of these awards based on their grant-date fair value over the related service period of these awards.  We expect to adopt the provisions of this standard at the beginning of fiscal 2006. Until that time, we will continue to apply APB No. 25 and related interpretations in accounting for our stock-based employee compensation plans.  Accordingly, any compensation cost for stock options is measured as the excess, if any, of the fair market value of our stock at the measurement date over the employee’s option exercise price. Any resulting compensation expense is amortized ratably over the related vesting period.

Prior to the effective date of SFAS No. 123R, we will continue to provide the pro forma disclosures for past award grants as required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

We are currently evaluating the requirements under SFAS No. 123R and expect that the adoption of the provisions of SFAS No. 123R could have a material impact on net income and net income per common share.

Note 3.  Restatement of Previously Issued Financial Statements

During the fourth quarter of fiscal 2004, we performed a comprehensive review of our lease accounting practices.  As a result, we restated our financial statements for periods prior to fiscal 2004 and for the first three quarters of fiscal 2004.  The restatements arose from revisions to accounting for (i) the amortization lives for leasehold improvements, (ii) construction allowances from landlords and (iii) certain pre-opening period rent holidays.  The restatement adjustments were non-cash and had no impact on revenues or net cash flows.  The following table shows the impact of these adjustments for the quarterly period ended May 1, 2004 (in thousands, except per share data):

	13 Weeks Ended May 1, 2004
	As Previously Reported	Adjustments	As Restated

Balance Sheet Data
Property and equipment, net	$59,748	$1,373	$61,121
Accrued and other current liabilities	26,873	367	27,240
Long term liabilities	3,359	6,508	9,867
Shareholders’ equity	$152,411	$(5,502)	$146,909

Statement of Operations Data
Cost of goods sold	$79,452	$(126)	$79,326
Store operating expenses	23,632	193	23,825
General and administrative expenses	6,498	—	6,498
Pre-opening expenses	1,230	143	1,373
Loss from operations	(12,093)	(210)	(12,303)
Loss before income taxes	(13,596)	(210)	(13,805)
Loss applicable to common shareholders	$(17,901)	$(210)	$(18,110)
Basic and diluted loss applicable to common shareholders per share	$(10.52)	$(0.13)	$(10.65)

Statement of Cash Flows Data
Net cash used in operating activities	$(31,828)	$2,136	$(29,692)
Net cash used in investing activities	(7,671)	(2,136)	(9,807)
Net cash provided by financing activities	39,598	—	39,598
Net increase in cash	$99	$—	$99

4. Capital Stock

Upon completion of our initial public offering on April 26, 2004, and the filing of our Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of April 30, 2005, there were 14,246,925 shares of common stock outstanding.

In February 2005, our board of directors approved the establishment of an employee stock purchase plan that enables substantially all full-time employees to purchase our common stock by contributions through payroll deductions.  Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods and currently are executed at 100% of the market price on the last payday of the purchase period.

5. Credit Facility

In February 2005, we amended our credit facility to increase our availablility under the facility from $175,000,000 to $225,000,000 and extended the maturity date to June 2009.  Availability under the facility can be further increased to $300,000,000 if we are not in default under the agreement.  Other substantial terms and provisions of the agreement were not materially changed in the amendment.  Outstanding borrowings under the credit facility, including letters of credit, were $147.4 million and $57.5 million as of April 30, 2005 and May 1, 2004, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $63.5 million as of April 30, 2005 and $87.1 million as of May 1, 2004.

6. Stock-Based Compensation

We continue to apply APB No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation expense has not been recognized for employee stock options as the exercise price for options granted has been greater than or equal to our stock price on the date of grant.

In February 2004, we adopted the Gander Mountain Company 2004 Omnibus Stock Plan, which as of April 30, 2005, authorizes the granting of stock-based awards up to 2,144,000 shares of common stock. This plan was approved by shareholders in March 2004.  Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of April 30, 2005, there were 1,858,680 options to purchase common stock outstanding, with a weighted average exercise price of $14.27 and a weighted average remaining life of 9.4 years. The options granted under this plan vest in three equal annual increments from the date of grant.

On March 2, 2005, the compensation committee of our board of directors accelerated the vesting for certain outstanding options to purchase common stock that had exercise prices greater than $10.53, the closing price of our common stock on that date.  We accelerated options to purchase 1,186,728 shares of common stock, which included all options issued and outstanding under our 2004 Omnibus Stock Plan as of January 29, 2005, as well as options held by two executive officers under February 2004 option grants that were outstanding on March 2, 2005.  As a result of the acceleration, all of these options were fully exercisable as of March 2, 2005 and will remain exercisable through their respective termination dates, which vary, but do not extend past 2014.

We took this action because it will produce a more favorable impact on our results from operations once we adopt SFAS No. 123R.  Also, because these options have exercise prices in excess of our stock price on the date the acceleration was approved, we believed that these options may not be offering sufficient incentive to the employees when compared to the potential future compensation expense that would have been attributable to the options under SFAS No. 123R.  Assuming we adopt SFAS No. 123R beginning in fiscal 2006, we estimate that we will eliminate a maximum of $3,900,000 of future expense.

As of April 30, 2005, there were a total of 3,004,407 options to purchase common stock outstanding, under all of our stock option plans and non-plan stock options, with a weighted average exercise price of $12.17 and a weighted average remaining life of 8.4 years.

The table below illustrates the effect on our net loss and net loss per share applicable to common shareholders as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the periods presented.

	13 Weeks Ended
	April 30,	May 1,
(in thousands, except per share data)	2005	2004
		(Restated)
Net loss applicable to common shareholders, as reported	$(17,568)	$(18,110)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method	(7,165)	(191)

Pro forma net loss applicable to common shareholders	$(24,733)	$(18,301)

Basic and diluted loss applicable to common shareholders per share - as reported	$(1.23)	$(10.65)

Basic and diluted loss applicable to common shareholders per share - pro-forma	$(1.74)	$(10.76)

The stock-based compensation expense, determined under the fair value method, of $7,165,000 includes $6,589,000 of expense related to the acceleration of vesting that otherwise would have been expensed over the remaining vesting period. The weighted average fair value of options granted during the 13 weeks ended April 30, 2005 and May 1, 2004, was $5.14 and $7.61, respectively, per option share. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
Risk-free interest rate	4.34%	3.67%
Expected dividend yield	0%	0%
Expected stock price volatility	0.50	0.50
Expected life of stock options	5 years	5 years

7. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding for the periods presented because their inclusion would have an anti-dilutive effect on loss per share. As of April 30, 2005 and May 1, 2004, there were a total of 3,004,407 and 2,013,315 options to purchase common stock outstanding, respectively.

The accompanying condensed unaudited financial statements report loss applicable to common shareholders and loss applicable to common shareholders per share, in accordance with U.S. generally accepted accounting principles. We also disclose this information on a pro forma basis below.  We closed our initial public offering of shares of common stock on April 26, 2004. The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, our 32-for-1 stock split and our initial public offering took place at the beginning of the 13 week periods ended April 30, 2005, and May 1, 2004. The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of our indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes. We believe the use of pro forma amounts provides meaningful information due to the significant increase in outstanding shares as a result of our initial public offering and the elimination of our preferred stock dividends.

	13 Weeks Ended
	April 30,	May 1,
(in thousands, except per share data)	2005	2004
		(Restated)
Pro Forma Data
Basic and Diluted
Pro forma loss applicable to common shareholders	$(17,568)	$(12,863)
Pro forma loss applicable to common shareholders per share	$(1.23)	$(0.90)
Pro forma weighted average common shares outstanding	14,235	14,222

Reconciliation of Pro Forma Data to GAAP
Loss applicable to common shareholders (GAAP)	$(17,568)	$(18,110)
Preferred stock dividends	—	4,305
Interest expense reduction	—	942
Net loss applicable to common shareholders (Pro forma)	$(17,568)	$(12,863)

Weighted average common shares outstanding (GAAP)	14,235	1,701
Conversion of preferred stock	—	6,299
Additional shares issued in IPO	—	6,222
Pro forma weighted average common shares outstanding (Pro forma)	14,235	14,222

We continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock, in accordance with U.S. generally accepted accounting principles, until the closing of our initial public offering. None of these dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure completed in connection with our initial public offering. Accordingly, no related obligation or reduction to net income (loss) is reflected in our quarterly results of operations after May 1, 2004.

8. Related Party Transactions

On March 17, 2005, we amended the Shared Services Agreement dated as of February 2, 2004 by and between us and Holiday Companies. The amendment substantially reduced the number of services provided to us by Holiday Companies as we either provide these sevices internally or independently secure these services from third party providers. For the first quarter of fiscal 2005, the services provided by Holiday Companies were $365,000 as compared to $1,014,000 for the first quarter of fiscal 2004.

9. Contract Settlement

In March 2005, we received $2,500,000 relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity This payment to us is reflected as a reduction of general and administrative expenses in the quarter ended April 30, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors Affecting Current and Future Results” section of our Form 10-K, and other reports, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 29, 2005.

Overview

The Gander Mountain brand name has a 45-year heritage and strong appeal to outdoor lifestyle customers, beginning with the brand’s 36-year history as a nationwide catalog operation from 1960 to 1996, which by 1996, was augmented with 17 retail stores. In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business. We have expanded our store base from 26 stores in 1997 to 87 Gander Mountain stores in 14 states as of April 30, 2005.

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

General and administrative expenses are monitored and controlled as a percentage of sales.  In anticipation of our accelerated growth plans, we have made significant investments in infrastructure, including our information systems, distribution capabilities and management. Oracle and RetekOur current infrastructure facilitates the opening of stores at an accelerated rate, which we believe enables us to leverage our expenses.  Accordingly, we expect these expenses to decrease as a percentage of sales over time.

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

Our critical accounting policies and use of estimates are discussed and should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 29, 2005.

Results of Operations

The following table includes selected items in the Unaudited Condensed Statements of Operations, reflected as a percentage of sales:

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Sales	100.0%	100.0%
Cost of goods sold	81.4%	80.4%
Gross profit	18.6%	19.6%

Operating expenses:
Store operating expenses	24.1%	24.1%
General and administrative expenses	4.3%	6.6%
Pre-opening expenses	2.0%	1.4%
Loss from operations	(11.8)%	(12.5)%
Interest expense, net	1.2%	1.5%
Loss before income taxes	(13.0)%	(14.0)%
Income tax provision	0.0%	0.0%
Net loss	(13.0)%	(14.0)%

A store is included in the comparable store base in its fifteenth full month of operations.  A relocated store returns to the comparable store base in its fifteenth full month after relocation. Non-comparable store sales include sales from our stores before they have begun their fifteenth month of operation. During the quarter ended July 31, 2004, we changed this internal measurement from the fourteenth month to the fifteenth month to better reflect comparable sales activity in the stores and minimize the effect of grand opening activities. This change did not have a material impact on the comparable store sales measurement.

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

Thirteen Weeks Ended April 30, 2005  compared to Thirteen Weeks Ended May 1, 2004

Sales.  Sales increased by $36.4 million, or 36.9%, to $135.1 million in the first quarter of fiscal 2005, from $98.7 million in the first quarter of fiscal 2004. This increase primarily resulted from sales of $40.5 million from new stores not yet included in the comparable store sales base.  This increase was partially offset by a comparable store sales decrease of $0.9 million, or 1.0%, and a $3.2 million sales decrease from closed stores.  We opened six new stores during the first quarter of fiscal 2005, including one relocated store, compared to two new stores during the first quarter of fiscal 2004.  Total square footage as of April 30, 2005, increased 52% to 4.1 million square feet, as compared to May 1, 2004.

Comparable store sales decreased 1.0% after an increase of 8.7% in the first quarter of fiscal 2004. Comparable store sales performance was impacted by lower levels of clearance merchandise, particularly in the apparel category, as a result of positive clearance activities at the end of fiscal 2004. For certain of our stores, sales were also negatively impacted by cannibalization from some of the new Gander Mountain store openings, as well as competition entering our markets. However, the hunting product category had positive comparable store sales for the quarter, primarily due to strong sales of firearms and firearm securities products, driven by targeted promotions. Marine accessories also had positive comparable store sales for the quarter as a result of expansion of the product mix in that category and our focus on the marine market.

The ATV category increased its share of the sales mix for the first quarter of fiscal 2005, driven largely by larger format store sales and ATV accessories, while the fishing category declined in the sales mix.  Lower levels of clearance merchandise during the quarter, resulted in a decrease in the apparel/footwear category as a percentage of total sales.

Gross Profit. Gross profit increased by $5.8 million, or 29.8%, to $25.2 million in the first quarter of fiscal 2005 from $19.4 million in the first quarter of fiscal 2004. As a percentage of sales, gross profit decreased 100 basis points to 18.6% in the first quarter of fiscal 2005 from 19.6% in the first quarter of fiscal 2004.  Factors affecting gross margin were:

•                  a negative impact of approximately 60 basis points resulting from the absence of a co-branded credit card program,

•                  a negative impact of 30 basis points due to the liquidation of inventory at a relocated store,

•                  higher distribution costs as a result of (i) higher fuel costs, (ii) costs associated with the re-layout of our distribution center and (iii) incremental costs associated with handling inventory for a greater number of new stores,

•                  increased store occupancy costs, as a percentage of sales, as a result of reduced leverage stemming from comparable lower store sales and lower sales per square foot at our newer, less mature stores, and

•                  a positive impact of approximately 90 basis points resulting from increases in vendor incentive programs.

Store Operating Expenses.  Store operating expenses increased by $8.8 million, or 36.7%, to $32.6 million in the first quarter of fiscal 2005 from $23.8 million in the first quarter of fiscal 2004. As a percentage of sales, store operating expenses remained at 24.1% in the first quarters of both fiscal 2005 and fiscal 2004.  A 60 basis point gain in our leverage of branded marketing expenses was partially offset by the costs associated with relocating one store.

General and Administrative Expenses.  General and administrative expenses decreased by $0.7 million, or 11.5%, to $5.8 million in the first quarter of fiscal 2005 from $6.5 million in the first quarter of fiscal 2004. As a percentage of sales, general and administrative expenses decreased 230 basis points to 4.3% in the first quarter of fiscal 2005 from 6.6% in the first quarter of fiscal 2004. The termination and settlement of our contract with the provider of our co-branded credit card during the first quarter of fiscal 2005 resulted in a payment to us of $2.5 million, or 190 basis points, in consideration of the lost opportunity from the early termination.  Other costs decreased as a percentage of sales due to effective cost controls combined with increased sales.

Pre-opening Expenses.  Pre-opening expenses increased $1.4 million, or 101.1%, to $2.8 million in the first quarter of fiscal 2005 from $1.4 million in the first quarter of fiscal 2004. We opened six new stores in the first quarter of fiscal 2005, including one store relocation, compared to the two new stores we opened in the first quarter of fiscal 2004. Pre-opening expenses in the first quarter of fiscal 2005 also included expenses for two new stores opened in May 2005. Pre-opening expenses per store in the first quarter of fiscal 2005 were approximately 10% lower than the first quarter of fiscal 2004.

Interest Expense, net.  Interest expense increased by $0.2 million, or 10.8%, to $1.7 million in the first quarter of fiscal 2005 from $1.5 million in the first quarter of fiscal 2004. The increase resulted from higher average borrowings for the period, incurred to fund our growth, as well as higher average interest rates during the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004.

Income Tax Provision. We did not record an income tax benefit for the first quarters of fiscal 2005 or fiscal 2004 due to the uncertainty of the realization of the net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $17.6 million for the first quarter of fiscal 2005 represented an increase of $3.8 million from the net loss of $13.8 million for the first quarter of fiscal 2004.

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

Operating Activities.  Net cash used in operating activities for the first quarter of fiscal 2005 decreased by $16.7 million to $13.0 million, as compared to the first quarter of fiscal 2004. The decrease was primarily the result of higher accounts payable levels, including approximately $9.4 million in accounts payable incurred for purchases of property and equipment, offset primarily by the higher net loss.  The growth in inventories the first quarter of fiscal 2005 was representative of seasonal inventory levels, but also included growth in inventories for the six new stores opened this quarter, as compared to only two new stores opened in the first quarter of fiscal 2004. However, growth in overall inventories was offset by lower inventory levels in recently opened stores and the success of our efforts to reduce inventory in all our stores.

Investing Activities.  Net cash used in investing activities was $13.7 million in the first quarter of fiscal 2005 and $9.8 million in the first quarter of fiscal 2004, consisting of purchases of property and equipment. We used cash primarily for tenant improvements and equipment to open new stores and to remodel and upgrade existing stores. There were six new stores opened in the first quarter of fiscal 2005 and two new stores opened in the first quarter of fiscal 2004. Purchases of property and equipment in the first quarter of fiscal 2005 also included information technology equipment at our corporate headquarters and an upgrade to our distribution center.

Financing Activities.  Net cash provided by financing activities was $27.0 million in the first quarter of fiscal 2005, as compared to $39.6 million in the first quarter of fiscal 2004. During the first quarter of fiscal 2004, we received net proceeds from our initial public offering of $96.2 million, reduced debt by $96.2 million in total (including $9.8 million in indebtedness to Holiday Companies) and borrowed $39.6 million under our credit facility. The borrowings during these periods were primarily related to financing increased inventory levels, property and equipment purchases for new store openings, and operating losses.

On April 26, 2004, we closed the initial public offering of our common stock, selling 6,583,750 shares of common stock, including the underwriters’ over-allotment, at a price of $16.00 per share, resulting in net proceeds to us of $96.2 million.  Transaction costs were $9.1 million and have been reflected as a reduction of paid-in-capital.

Credit Facility.  In February 2005, we completed an amendment to our credit facility that increased the amount of the facility from $175.0 million to $225.0 million and extended the maturity date to June 2009.  The facility can be increased to $300.0 million if we are not in default under the credit agreement.  The actual availability under our credit facility is limited to 85% of eligible credit card receivables, plus the lesser of 68.25% to 75.50% of our eligible inventory, or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on our EBITDA, as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA.  Interests in substantially all of our assets secure our obligations under the credit facility. As of April 30, 2005, we were in compliance with all covenants under this facility.

As of April 30, 2005, outstanding borrowings under the credit facility were $147.4 million, including letters of credit of $6.2 million. As of April 30, 2005, our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $63.5 million.

Future Capital Requirements.  Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened six new stores during the first quarter of fiscal 2005, including one relocated store, and our cash used in investing activities was $13.7 million. We currently plan to open 18 to 20 stores in fiscal 2005, including three or four relocations and consolidations. However, business conditions, business strategy or other factors may cause us to adjust such plans.

Additional needs for capital include funding seasonal inventory levels and losses from operations due to our seasonality.  We may also increase our direct product sourcing activities, requiring additional funding possibly through increased letters of credit or trade credit. We intend to satisfy our capital requirements over the next twelve months with cash flows from operations, funds available under our credit facility and equipment financing leases. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek additional financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations and letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of April 30, 2005, the minimum operating lease payments due within one year were $42.9 million. As of April 30, 2005, total minimum operating lease payments remaining over the life of the operating leases were $530.2 million. These operating leases generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs.

Issued and outstanding letters of credit were $6.2 million at April 30, 2005, and were related primarily to importing of merchandise and funding insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery.  Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with approximately 65% of our sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season.  The first half of our fiscal years have averaged approximately 35% of our annual sales, including new store sales, over the past two years. However, this factor cannot necessarily be used as an indicator of future results. Our customers’ demand for our products and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $141.2 million at April 30, 2005 and averaged $127.1 million during the first quarter of fiscal 2005. If short-term floating interest rates on our average variable rate debt for the first fiscal quarter of 2005 had changed by 100 basis points, our interest expense would have increased by approximately $0.3 million, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances for each of the respective fiscal years.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.

We have no international sales; however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars and are paid under trade terms similar to our U.S vendors.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cabela’s Incorporated

As reported in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, on July 2, 2004, we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement dated May 16, 1996, with Cabela’s Incorporated.  On July 2, 2004, we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a trademark licensing provision of the Noncompetition Agreement is unenforceable.  Although the noncompetition provisions of the Noncompetition Agreement expired in June 2003, Cabela’s contends that the Noncompetition Agreement may require us to grant Cabela’s a license to certain of our trademarks that were in existence in 1996 if it is determined that we have engaged in active steps to re-enter a “direct marketing business” (as defined in the Noncompetition Agreement).  We filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Noncompetition Agreement.  Cabela’s has denied the claims in the Complaint and the Arbitration Demand.

In May 2005, we terminated the arbitration proceeding as moot and moved to lift the stay of the federal court action so that our declaratory judgment action, seeking unenforceability of the trademark licensing provision of the Noncompetition Agreement, could proceed.  The stay was lifted on June 2, 2005. Cabela’s has filed a counterclaim seeking to enforce the trademark licensing provision, or alternatively, enjoining our use of certain trademarks in a direct marketing business.  We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time.  The outcome of this dispute may impact the manner in which we market our products in the future.  It is not expected to affect the marketing of our products through retail stores.

Securities Litigation

Our company and eight of our present and former directors and executive officers were named as defendants in six virtually identical actions, which were filed between January 28, 2005 and March 4, 2005, in the U.S. District Court for the District of Minnesota. These actions are titled as Joseph Merrelli v. Gander Mountain Company, et al., George Patchan v. Gander Mountain Company, et al., John Stainbrook v. Gander Mountain Company, et al., Robert Schuck v. Gander Mountain Company, et al., William C. Fernalld, Jr. v. Gander Mountain Company, et al., and Sean Peter Sloan v. Gander Mountain Company, et al. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased stock in our initial public offering on April 20, 2004, or in the open market between April 20, 2004 and January 13, 2005. The complaints allege that the defendants made false and misleading public statements about our company, and our business and prospects, in the registration statement and prospectus for our initial public offering, and in filings with the SEC and press releases issued thereafter, and that the market price of our stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. The plaintiffs in all six cases seek compensatory damages on behalf of the alleged class, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.  All plaintiffs have moved for consolidation of the six cases.

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

Derivative Litigation

Our company, as a nominal defendant, and 12 of our present and former directors have been named as defendants in a purported derivative action that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota. This action is titled as Kurt Haberle v. Mark R. Baker, et al. In his complaint, the shareholder-plaintiff alleges claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against the individual defendants arising out of the same events that are alleged in the federal securities actions that are described above. Essentially, the complaint asserts that wrongful conduct by the individual defendants resulted in our company making false and misleading public statements, which in turn led to our company getting sued for federal securities fraud, which in turn has caused our company to lose market capitalization, reputation and goodwill. The complaint seeks compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation.  Defendants have moved to dismiss the complaint.

We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The following unaudited earnings statement for the twelve month period (52 weeks) ended April 30, 2005 covers a period of twelve months beginning six days after the effective date of the registration statement (File No. 333-1124194) for our April 26, 2004 public offering, and is hereby made available to security holders pursuant to Section 11(a) of the Securities Act of 1933.

Gander Mountain Company

Earnings Statement - Unaudited

Twelve Month Period Ended April 30, 2005

(In thousands, except per share data)

Sales	$678,549
Cost of goods sold	510,285
Gross profit	168,264
Operating expenses:
Store operating expenses	130,320
General and administrative expenses	25,257
Pre-opening expenses	9,580
Income from operations	3,107
Interest expense, net	5,300
Loss before income taxes	(2,193)
Income tax provision	—
Net loss	(2,193)
Less preferred stock dividends	—
Loss applicable to common shareholders	$(2,193)

Basic and diluted loss applicable to common shareholders per share	$(0.15)

Weighted average common shares outstanding	14,225

ITEM 6.  EXHIBITS

(a) Exhibits filed with this report

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

14	Code of Conduct of the Registrant (as amended through June 7, 2005)	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

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

GANDER MOUNTAIN COMPANY

Date: June 13, 2005	By:	/s/ Mark R. Baker
Mark R. Baker President and Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2005	By:	/s/ Dennis M. Lindahl
Dennis M. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference

14	Code of Conduct of the Registrant (as amended through June 7, 2005)	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically