Form 10-Q
period 2005-07-30
GANDER MOUNTAIN CO
filed 2005-09-12
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,264,073 shares outstanding as of September 1, 2005.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED JULY 30, 2005

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company

Condensed Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(restated)		(restated)
Sales	$173,617	$128,096	$308,745	$226,815
Cost of goods sold	132,931	96,395	242,880	175,721
Gross profit	40,686	31,701	65,865	51,094

Operating expenses:
Store operating expenses	38,133	27,231	70,703	51,056
General and administrative expenses	9,568	6,115	15,321	12,613
Pre-opening expenses	1,017	1,320	3,776	2,693
Loss from operations	(8,032)	(2,965)	(23,935)	(15,268)
Interest expense, net	2,349	895	4,014	2,397
Loss before income taxes	(10,381)	(3,860)	(27,949)	(17,665)
Income tax provision	—	—	—	—
Net loss	(10,381)	(3,860)	(27,949)	(17,665)
Less preferred stock dividends	—	—	—	4,305
Loss applicable to common shareholders	$(10,381)	$(3,860)	$(27,949)	$(21,970)

Basic and diluted loss applicable to common shareholders per share	$(0.73)	$(0.27)	$(1.96)	$(2.76)

Weighted average common shares outstanding	14,258	14,222	14,247	7,962

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Balance Sheets

(In thousands)

	July 30,	January 29,
	2005	2005 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,353	$1,033
Accounts receivable	16,856	9,347
Inventories	322,168	264,138
Prepaids and other current assets	7,812	5,806
Total current assets	348,189	280,324
Property and equipment, net	126,331	101,430
Other assets	4,488	4,089
Total assets	$479,008	$385,843

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$186,695	$114,441
Accounts payable	79,707	38,808
Accrued and other current liabilities	42,094	39,348
Total current liabilities	308,496	192,597
Long term liabilities	35,736	30,938
Shareholders’ equity	134,776	162,308
Total liabilities and shareholders’ equity	$479,008	$385,843

(1) The balance sheet as of January 29, 2005 has been condensed from the audited financial statements

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Statements of Cash Flows - Unaudited

(In thousands)

	26 Weeks Ended
	July 30,	July 31,
	2005	2004
		(restated)
Operating activities
Net loss	$(27,949)	$(17,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,039	5,283
Property and equipment write-offs	1,160	439
Change in operating assets and liabilities:
Accounts receivable	(7,509)	(7,918)
Inventories	(58,030)	(73,349)
Prepaid expenses and other assets	(2,613)	(2,742)
Accounts payable and other liabilities	47,355	46,087
Net cash used in operating activities	$(39,547)	$(49,865)

Investing activities
Purchase of property and equipment, net	(32,767)	(17,720)
Net cash used in investing activities	$(32,767)	$(17,720)

Financing activities
Proceeds from sale of common stock, net of expenses	—	96,216
Proceeds from exercise of stock options and stock sales	380	—
Repayments of notes with affiliates	—	(9,840)
Borrowings (repayments) under credit facility, net	72,254	(18,589)
Net cash provided by financing activities	$72,634	$67,787

Net increase in cash	320	202
Cash, beginning of period	1,033	970
Cash, end of period	$1,353	$1,172

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Notes to Unaudited Condensed Financial Statements

Quarterly Period Ended July 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of July 30, 2005 and for the 13 and 26 weeks ended July 30, 2005 and July 31, 2004, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 29, 2005.

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

3. Restatement of Previously Issued Financial Statements

During the fourth quarter of fiscal 2004, we performed a comprehensive review of our lease accounting practices. As a result, we restated our financial statements for periods prior to fiscal 2004 and for the first three quarters of fiscal 2004. The restatements arose from revisions to accounting for (i) the amortization lives for leasehold improvements, (ii) construction allowances from landlords and (iii) certain pre-opening period rent holidays.  The restatement adjustments were non-cash and had no impact on revenues or net cash flows. The following table shows the impact of these adjustments as of July 31, 2004 and for the 13 and 26 week periods ended July 31, 2004 (in thousands, except per share data):

	As
	Previously		As
	Reported	Adjustments	Restated
	13 Weeks Ended July 31, 2004
Statement of Operations Data
Cost of goods sold	$96,558	$(163)	$96,395
Store operating expenses	26,968	263	27,231
General and administrative expenses	6,115	—	6,115
Pre-opening expenses	1,246	74	1,320
Loss from operations	(2,791)	(174)	(2,965)
Loss before income taxes	(3,686)	(174)	(3,860)
Loss applicable to common shareholders	$(3,686)	$(174)	$(3,860)
Basic and diluted loss applicable to common
shareholders per share	$(0.26)	$(0.01)	$(0.27)

	26 Weeks Ended July 31, 2004
Statement of Operations Data
Cost of goods sold	$176,010	$(289)	$175,721
Store operating expenses	50,600	456	51,056
General and administrative expenses	12,613	—	12,613
Pre-opening expenses	2,477	216	2,693
Loss from operations	(14,885)	(383)	(15,268)
Loss before income taxes	(17,282)	(383)	(17,665)
Loss applicable to common shareholders	$(21,587)	$(383)	$(21,970)
Basic and diluted loss applicable to common
shareholders per share	$(2.71)	$(0.05)	$(2.76)

	As of July 31, 2004
Balance Sheet Data
Property and equipment, net	$65,684	$1,871	$67,555
Accrued and other current liabilities	24,871	421	$25,292
Long term liabilities	4,815	7,127	$11,942
Shareholders’ equity	$148,732	$(5,677)	$143,055

	26 Weeks Ended July 31, 2004
Statement of Cash Flows Data
Net cash used in operating activities	$(52,761)	2,896	$(49,865)
Net cash used in investing activities	(14,824)	(2,896)	(17,720)
Net cash provided by financing activities	67,787	—	67,787
Net increase in cash	$202	$—	$202

4. Capital Stock

Upon completion of our initial public offering on April 26, 2004, and the filing of our Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of July 30, 2005, there were 14,264,073 shares of common stock and no shares of preferred stock outstanding.

In February 2005, our board of directors approved and, in June 2005, our shareholders approved the establishment of an employee stock purchase plan that enables substantially all full-time employees to purchase up to a total of 500,000 shares of our common stock by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods and currently are executed at 95% of the market price on the last payday of the purchase period.

5. Credit Facility

In February 2005, we amended our credit facility to increase our availability under the facility from $175,000,000 to $225,000,000 and extended the maturity date to June 2009.  Availability under the facility can be further increased to $300,000,000, subject to certain conditions including the absence of default. Other substantial terms and provisions of the agreement were not materially changed in the amendment. Outstanding borrowings under the credit facility, including letters of credit, were $192.9 million and $89.7 million as of July 30, 2005 and July 31, 2004, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $26.7 million as of July 30, 2005 and $65.4 million as of July 31, 2004.

6. Stock-Based Compensation

We continue to apply APB No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation expense has not been recognized for employee stock options as the exercise price for options granted has been greater than or equal to our stock price on the date of grant. We have, however, recognized expense for certain options where terms were modified subsequent to the date of grant.

In February 2004, we adopted the Gander Mountain Company 2004 Omnibus Stock Plan, which as of July 30, 2005, authorizes the granting of stock-based awards covering up to 4,000,000 shares of common stock. This plan was approved by shareholders in March 2004 and an increase in the number of shares available under this plan was approved by shareholders in June 2005.  Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of July 30, 2005, there were 1,979,736 options to purchase common stock outstanding, with a weighted average exercise price of $13.39 and a weighted average remaining life of 8.7 years. The options granted under this plan typically vest in equal increments over periods up to three years from the date of grant.

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

We took this action because it will produce a more favorable impact on our results from operations once we adopt SFAS No. 123R.  Also, because these options had exercise prices in excess of our stock price on the date the acceleration was approved, we believed that these options may not be offering sufficient incentive to the employees when compared to the potential future compensation expense that would have been attributable to the options under SFAS No. 123R.  Assuming we adopt SFAS No. 123R beginning in fiscal 2006, we estimate that we will eliminate a maximum of $3,900,000 of future expense.

As of July 30, 2005, there were a total of 3,115,461 options to purchase common stock outstanding, under our stock option plans and including non-plan stock options, with a weighted average exercise price of $11.71 and a weighted average remaining life of 7.9 years.

The table below illustrates the effect on our net loss and net loss per share applicable to common shareholders as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the periods presented.

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in thousands, except per share data)	2005	2004	2005	2004
		(restated)		(restated)
Net loss applicable to common shareholders, as reported	$(10,381)	$(3,860)	$(27,949)	$(21,970)
Add: Stock-based employee compensation expense included in reported net loss	242	—	242	—
Deduct: Stock-based employee compensation expense determined under the fair value method	(699)	(829)	(7,864)	(1,147)
Pro forma net loss applicable to common shareholders	$(10,838)	$(4,689)	$(35,571)	$(23,117)
Basic and diluted loss applicable to common shareholders per share - as reported	$(0.73)	$(0.27)	$(1.96)	$(2.76)
Basic and diluted loss applicable to common shareholders per share - pro-forma	$(0.76)	$(0.33)	$(2.50)	$(2.90)

The stock-based compensation expense of $7,864,000 for the 26 week period ended July 30, 2005, determined under the fair value method, includes $6,589,000 of expense related to the acceleration of vesting that otherwise would have been expensed over the remaining vesting period.

The weighted average fair value of options granted during the 13 weeks ended July 30, 2005 and the 13 weeks ended July 31, 2004, was $4.99 and $10.37, respectively, per option share. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Average risk-free interest rate	4.10%	3.66%	4.22%	3.62%
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	0.50	0.50	0.50	0.50
Expected life of stock options	5 years	5 years	5 years	5 years

7. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding for the periods presented because their inclusion would have an anti-dilutive effect on loss per share. As of July 30, 2005 and July 31, 2004, there were a total of 3,115,461 and 2,068,774 options to purchase common stock outstanding, respectively.

The accompanying condensed unaudited financial statements report loss applicable to common shareholders and loss applicable to common shareholders per share, in accordance with U.S. generally accepted accounting principles. We also disclose this information on a pro forma basis below.  We closed our initial public offering of shares of common stock on April 26, 2004. The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, our 32-for-1 stock split and our initial public offering took place at the beginning of the 13 and 26 week periods ended July 30, 2005, and July 31, 2004. The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of our indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes. We believe the use of pro forma amounts provides meaningful information due to the significant increase in outstanding shares as a result of our initial public offering and the elimination of our preferred stock dividends.

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in thousands, except per share data)	2005	2004	2005	2004
		(restated)		(restated)
Pro Forma Data
Basic and Diluted
Pro forma loss applicable to common shareholders	$(10,381)	$(3,860)	$(27,949)	$(16,723)
Pro forma loss applicable to common shareholders per share	$(0.73)	$(0.27)	$(1.96)	$(1.18)
Pro forma weighted average common shares outstanding	14,258	14,222	14,247	14,222

Reconciliation of Pro Forma Data to GAAP
Loss applicable to common shareholders (GAAP)	$(10,381)	$(3,860)	$(27,949)	$(21,970)
Preferred stock dividends	—	—	—	4,305
Interest expense reduction	—	—	—	942
Net loss applicable to common shareholders (Pro forma)	$(10,381)	$(3,860)	$(27,949)	$(16,723)

Weighted average common shares outstanding (GAAP)	14,258	14,222	14,247	7,962
Conversion of preferred stock	—	—	—	3,149
Additional shares issued in IPO	—	—	—	3,111
Weighted average common shares outstanding (Pro forma)	14,258	14,222	14,247	14,222

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

8. Related Party Transactions

On March 17, 2005, we amended the Shared Services Agreement dated as of February 2, 2004 by and between Holiday Companies and us. The amendment substantially reduced the number of services provided to us by Holiday Companies as we either provide these services internally or independently secure these services from third party providers. For the 13 and 26 week periods ended July 30, 2005, the services provided by Holiday Companies were $16,000 and $381,000, respectively, as compared to $575,000 and $1,589,000 for the 13 and 26 week periods ended July 31, 2004, respectively.

9. Contract Settlement

In March 2005, we received $2,500,000 relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity. This payment to us is reflected as a reduction of general and administrative expenses in the 26 week period ended July 30, 2005.

10. Contingencies - Litigation

We are exposed to a number of asserted and unasserted legal claims encountered in the normal course of business.  Set forth below is summary information regarding the status of certain ongoing proceedings.  Please refer to the information under the heading “Legal Proceedings” in Part II of our Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 for further information on these proceedings.

We are not able to predict the ultimate outcome of the litigation described below, including whether or not appeals will be pursued, but such litigation may be costly and disruptive.  The total costs may not be reasonably estimated at this time.

Cabela’s Incorporated - On August 18, 2005, the U.S. District Court for the District of Minnesota issued a memorandum opinion and order in our action against Cabela’s Incorporated on the limited question of whether the contingent trademark licensing provision in our Noncompetition Agreement with Cabela’s is legally invalid as a noncompetition agreement.  The Court ruled that the provision is not legally invalid as a noncompetition agreement, and also acknowledged that it had not been asked to determine, and was not determining, “the scope of the Contingent Trademark License or the parties respective rights thereunder.”  Those issues remain to be decided in further proceedings. The outcome of this dispute may impact the manner in which we market our products in the future. It is not expected to affect the marketing of our products through retail stores.

Securities Litigation - The Consolidated Class Action Complaint in the action entitled In re Gander Mountain Company Securities Litigation, which was filed on August 9, 2005 in the U.S. District Court for the District of Minnesota, alleges that the defendants, including our company and eight of our present and former directors and executive officers, made false and misleading public statements about our company, and our business and prospects, in the registration statement and prospectus for our initial public offering, and in filings with the SEC and press releases issued thereafter, and that the market price of our stock was artificially inflated as a result. The Consolidated Class Action Complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934.

Derivative Litigation - On May 6, 2005, we moved to dismiss the purported derivative action, Kurt Haberle v. Mark Baker, et al, in which our company, as a nominal defendant, and 12 of our present and former directors were named as defendants.  On August 30, 2005, the U.S. District Court for the District of Minnesota issued a memorandum opinion and order dismissing the complaint on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so.  The time for appeal on the order has not yet run.

11. Subsequent Event – Placement of Convertible Debt

On August 16, 2005, we completed a private offering of $20 million of subordinated unsecured convertible notes (the “Notes”) in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.  The Notes are convertible into our common stock at any time by the holder at an initial conversion price of $16.00 per share.  The conversion price adjusts only for dividends, stock divisions or combinations, recapitalizations and similar occurrences.  The Notes mature on August 16, 2010 and bear interest at 7.0% per annum for the first two years, payable semi-annually, after which the rate will float at a fixed spread of 3.50% on the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. We may prepay the Notes, without penalty, any time after August 16, 2007, and we have the option to require conversion of the Notes if the volume-weighted average closing price of our common stock reaches or exceeds $24.00 for any 20 out of 30 consecutive trading days. Under the note purchase agreement entered into in connection with this transaction, we granted the holder certain registration rights, as described therein. The proceeds were used to reduce the outstanding borrowings under our credit facility. Transaction costs associated with the placement were less than $100,000.

Concurrent with the placement of the Notes, we caused a change in ownership within the meaning of Section 382 of the Internal Revenue Code because of the conversion features of the Notes. As a result, our net operating losses prior to the ownership change, for tax purposes, may be subject to an annual limitation based upon (i) our aggregate fair market value before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Sec. 382) in effect at the time. We do not expect this limitation, if any, to impact our tax provision for financial reporting purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors Affecting Current and Future Results” section of our Form 10-K and other reports, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 29, 2005.

Overview

The Gander Mountain brand name has a 45-year heritage and strong appeal to outdoor lifestyle customers. From 1960 to 1996, our predecessor operated a nationwide catalog business that, by 1996, included 17 retail stores. In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business. We have expanded our store base from 26 stores in 1997 to 91 Gander Mountain stores in 15 states as of July 30, 2005.

We are transforming our market position from a traditional specialty store to a larger format, category-focused store by opening larger format stores and increasing the selling space within our existing stores. The larger format strategy has allowed us to offer our customers a broader and deeper assortment of merchandise. We offer competitively priced hunting, fishing, camping and boating equipment, accessories and related technical apparel and footwear, as well as gunsmith, archery, ATV and marine services. Our stores feature national, regional and local brands as well as our owned brands, and our associates provide knowledgeable customer service. Our success will depend on our ability to grow our business by building new stores and by increasing sales in our existing stores.

We are utilizing several strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and expanding the number and geographic diversity of our stores.  We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales. These results translate into store operating contribution, which we use to evaluate overall performance on an individual store basis. Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin. In addition, general and administrative expenses are monitored in absolute amounts, as well as on a percentage of sales basis.
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

We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain. The mix of merchandise in our total sales also influences our gross margins. As we continue sales and store growth, a number of other factors may impact, positively or negatively, our gross margin percentage, including:

•                  the introduction of new product categories with varying gross margin percentage characteristics,

•                  changes in the merchandise mix at our current locations,

•                  differences in merchandise mix by geographic location,

•                  price competition,

•                  clearance activities in connection with seasonal inventory management,

•                  closeout sales in connection with store relocations and consolidations,

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

Results of Operations

The following table includes selected items in the Unaudited Condensed Statements of Operations, reflected as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(restated)		(restated)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.6%	75.3%	78.7%	77.5%
Gross profit	23.4%	24.7%	21.3%	22.5%
Operating expenses:

Store operating expenses	22.0%	21.3%	22.9%	22.5%
General and administrative expenses	5.5%	4.8%	5.0%	5.6%
Pre-opening expenses	0.6%	1.0%	1.2%	1.2%
Loss from operations	-4.6%	-2.3%	-7.8%	-6.7%
Interest expense, net	1.4%	0.7%	1.3%	1.1%
Loss before income taxes	-6.0%	-3.0%	-9.1%	-7.8%
Income tax provision	0.0%	0.0%	0.0%	0.0%
Net loss	-6.0%	-3.0%	-9.1%	-7.8%

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

Thirteen Weeks Ended July 30, 2005 compared to Thirteen Weeks Ended July 31, 2004 (Restated)

Sales.  Sales increased by $45.5 million, or 35.5%, to $173.6 million in the second quarter of fiscal 2005, from $128.1 million in the second quarter of fiscal 2004. This increase primarily resulted from sales of $57.3 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $4.6 million, or 4.2%, and a $7.2 million sales decrease primarily from relocated or consolidated stores.  We opened four new stores during the second quarter of fiscal 2005 compared to three new stores during the second quarter of fiscal 2004. Total square footage as of July 30, 2005 increased 53% to 4.4 million square feet, as compared to July 31, 2004.

Comparable store sales decreased 4.2% after an increase of 1.8% in the second quarter of fiscal 2004. For certain of our comparable stores, sales were negatively impacted by cannibalization from some of our own new store openings, as well as competition entering our markets.

Marine accessories sales were strong for the quarter as a result of expansion of the product mix in that category and our increased focus on the marine market. The ATV category continued to reflect an increased share of the sales mix for the second quarter of fiscal 2005, driven largely by larger format store sales and ATV accessories. The fishing and camping categories declined as a percentage of the sales mix.

Gross Profit. Gross profit increased by $9.0 million, or 28.3%, to $40.7 million in the second quarter of fiscal 2005 from $31.7 million in the second quarter of fiscal 2004. As a percentage of sales, gross profit decreased 130 basis points to 23.4% in the second quarter of fiscal 2005 from 24.7% in the second quarter of fiscal 2004.  Factors affecting gross margin in the current quarter were:

•                  a negative impact of approximately 80 basis points resulting from the absence of a co-branded credit card program,

•                  higher distribution costs of approximately 30 basis points as a result of higher fuel costs and costs associated with the upgrade of our distribution center,

•                  increased store occupancy costs of 60 basis points as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores, and

•                  a net benefit from an improved mark-up rate despite aggressive seasonal clearance sales of merchandise in July.

Store Operating Expenses.  Store operating expenses increased by $10.9 million, or 40.0%, to $38.1 million in the second quarter of fiscal 2005 from $27.2 million in the second quarter of fiscal 2004. As a percentage of sales, store operating expenses increased 70 basis points to 22.0% in the second quarter of fiscal 2005 from 21.3% in the second quarter of fiscal 2004. A 30 basis point efficiency gain in our advertising spending was offset by reduced leverage in labor costs and depreciation due to the comparable store sales decline.

General and Administrative Expenses.  General and administrative expenses increased by $3.5 million, or 56.5%, to $9.6 million in the second quarter of fiscal 2005 from $6.1 million in the second quarter of fiscal 2004. As a percentage of sales, general and administrative expenses increased 70 basis points to 5.5% in the second quarter of fiscal 2005 from 4.8% in the second quarter of fiscal 2004. The increase was primarily due to an obligation recorded in connection with the separation of an employee, additional investment in infrastructure and increased legal fees.

Pre-opening Expenses.  Pre-opening expenses decreased $0.3 million, or 23.0%, to $1.0 million in the second quarter of fiscal 2005 from $1.3 million in the second quarter of fiscal 2004. We opened four new stores in the second quarter of fiscal 2005 compared to the three new stores we opened in the second quarter of fiscal 2004. The decrease was due to the timing of expenditures and reduced average pre-opening costs per store.

Interest Expense, net.  Interest expense increased by $1.4 million, or 162.6%, to $2.3 million in the second quarter of fiscal 2005 from $0.9 million in the second quarter of fiscal 2004. The increase resulted from higher average borrowings incurred to fund our growth. We also experienced higher average interest rates by approximately 115 basis points during the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004.

Income Tax Provision. We did not record an income tax benefit for the second quarters of fiscal 2005 or fiscal 2004 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $10.4 million for the second quarter of fiscal 2005 represented an increase of $6.5 million from the net loss of $3.9 million for the second quarter of fiscal 2004.

Twenty-Six Weeks Ended July 30, 2005 compared to Twenty-Six Weeks Ended July 31, 2004 (Restated)

Sales.  Sales increased by $81.9 million, or 36.1%, to $308.7 million in the first half of fiscal 2005, from $226.8 million in the first half of fiscal 2004. This increase primarily resulted from sales of $97.8 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $5.5 million, or 2.7%, and a $10.4 million sales decrease primarily from relocated or consolidated stores.  We opened ten new stores during the first half of fiscal 2005 compared to five new stores during the first half of fiscal 2004.

Comparable store sales decreased 2.7% after an increase of 4.8% in the first half of fiscal 2004. For certain of our comparable stores, sales were negatively impacted by cannibalization from some of our own new store openings, as well as competition entering our markets.

Marine accessories sales were strong for the first half of fiscal 2005 as a result of expansion of the product mix in that category and our increased focus on the marine market. Also, the firearms product category had positive comparable store sales and performed well in our new stores.

The ATV category continues to reflect an increased share of the sales mix for the first half of fiscal 2005, driven largely by larger format store sales and ATV accessories, while the fishing and camping categories declined as a percentage of the sales mix.

Gross Profit. Gross profit increased by $14.8 million, or 28.9%, to $65.9 million in the first half of fiscal 2005 from $51.1 million in the first half of fiscal 2004. As a percentage of sales, gross profit decreased 120 basis points to 21.3% in the first half of fiscal 2005 from 22.5% in the first half of fiscal 2004.  Factors affecting gross margin during the first half of fiscal 2005 were:

•                  a negative impact of approximately 70 basis points resulting from the absence of a co-branded credit card program,

•                  higher distribution costs of approximately 30 basis points as a result of higher fuel costs and costs associated with the upgrade of our distribution center,

•                  increased store occupancy costs of 50 basis points, as a percentage of sales, as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores, and

•                  a net benefit from an improved mark-up rate despite aggressive seasonal clearance sales of merchandise in July.

Store Operating Expenses.  Store operating expenses increased by $19.6 million, or 38.5%, to $70.7 million in the first half of fiscal 2005 from $51.1 million in the first half of fiscal 2004. As a percentage of sales, store operating expenses increased 40 basis points to 22.9% in the first half of fiscal 2005 from 22.5% in the first half of fiscal 2004. A 60 basis point efficiency gain in our advertising spending was offset by reduced leverage in labor costs and depreciation due to the comparable store sales decline, and costs related to the relocation of two stores.

General and Administrative Expenses.  General and administrative expenses increased by $2.7 million, or 21.5%, to $15.3 million in the first half of fiscal 2005 from $12.6 million in the first half of fiscal 2004. As a percentage of sales, general and administrative expenses decreased 60 basis points to 5.0% in the first half of fiscal 2005 from 5.6% in the first half of fiscal 2004. The decrease was due to the termination and settlement of our contract with the provider of our co-branded credit card during fiscal 2005 that resulted in a payment to us of $2.5 million. Excluding the effect of this payment, general and administrative expenses as a percentage of sales increased to 5.8% due to an obligation recorded in connection with the separation of an employee and increased legal fees.

Pre-opening Expenses.  Pre-opening expenses increased $1.1 million, or 40.3%, to $3.8 million in the first half of fiscal 2005 from $2.7 million in the first half of fiscal 2004. We opened ten new stores in the first half of fiscal 2005, including one store relocation, compared to the five new stores we opened in the first half of fiscal 2004. Our pre-opening expenses per store in fiscal 2005 were approximately 20% lower than in fiscal 2004.

Interest Expense, net.  Interest expense increased by $1.6 million, or 67.4%, to $4.0 million in the first half of fiscal 2005 from $2.4 million in the first half of fiscal 2004. The increase resulted from higher average borrowings incurred to fund our growth. We also experienced higher average interest rates of approximately 70 basis points during the first half of fiscal 2005, as compared to the first half of fiscal 2004.

Income Tax Provision. We did not record an income tax benefit for the first half of fiscal 2005 or fiscal 2004 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $27.9 million for the first half of fiscal 2005 represented an increase of $10.3 million from the net loss of $17.6 million for the first half of fiscal 2004.

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

Operating Activities.  Net cash used in operating activities for the first half of fiscal 2005 decreased by $10.4 million to $39.5 million, as compared to the first half of fiscal 2004. The decrease was primarily the result of lower inventory levels in our recently opened stores as well as the success of our efforts to reduce inventory in all our stores. The growth in inventories during both fiscal periods was representative of seasonal inventory levels, and the building of inventory levels for new store openings. The reduced need for cash resulting from the inventory reductions on a per store basis was offset primarily by the higher net loss.

Investing Activities.  Net cash used in investing activities was $32.8 million in the first half of fiscal 2005 and $17.7 million in the first half of fiscal 2004, consisting of purchases of property and equipment. Additionally, there was $1.4 million in non-cash capitalized lease obligations recorded in the first half of fiscal 2004, along with the corresponding leasehold improvement and equipment assets. We used cash primarily for tenant improvements and equipment to open new stores and to remodel and upgrade existing stores. There were ten new stores opened in the first half of fiscal 2005 and five new stores opened in the first half of fiscal 2004. Purchases of property and equipment in the first half of fiscal 2005 also included an upgrade to our distribution center, information technology equipment and office furniture and equipment at our corporate headquarters.

Financing Activities.  Net cash provided by financing activities was $72.5 million in the first half of fiscal 2005, as compared to $67.8 million in the first half of fiscal 2004. The increased cash need was provided by our credit facility to finance increased inventory levels, property and equipment purchases, and our operating loss.

On April 26, 2004, we closed the initial public offering of our common stock, selling 6,583,750 shares of common stock at a price of $16.00 per share, resulting in net proceeds to us of $96.2 million.  Transaction costs were $9.1 million and have been reflected as a reduction of paid-in-capital. We applied the entire net proceeds from our initial public offering to reduce debt.

Credit Facility.  In February 2005, we amended our credit facility to increase our availability under the facility from $175,000,000 to $225,000,000 and extended the maturity date to June 2009.  Availability under the facility can be further increased to $300,000,000, subject to certain conditions including the absence of default. Other substantial terms and provisions of the agreement were not materially changed in the amendment. The actual availability under our credit facility is limited to 85% of eligible credit card receivables, plus the lesser of 68.25% to 75.50% of our eligible inventory, or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on our EBITDA, as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA. Interests in substantially all of our assets secure our obligations under the credit facility. As of July 30, 2005, we were in compliance with all covenants under this facility. As of July 30, 2005, outstanding borrowings under the credit facility were $192.9 million, including letters of credit of $6.2 million. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $26.7 million as of July 30, 2005 and $65.4 million as of July 31, 2004.

Placement of Convertible Debt.  On August 16, 2005, we completed a private offering of $20 million of subordinated unsecured convertible notes (the “Notes”) in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.  The Notes are convertible into our common stock at any time by the holder at an initial conversion price of $16.00 per share.  The conversion price adjusts only for dividends, stock divisions or combinations, recapitalizations and similar occurrences.  The Notes mature on August 16, 2010 and bear interest at 7.0% per annum for the first two years, payable semi-annually, after which the rate will float at a fixed spread of 3.50% on the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. We may prepay the Notes, without penalty, any time after August 16, 2007, and we have the option to require conversion of the Notes if the volume-weighted average closing price of our common stock reaches or exceeds $24.00 for any 20 out of 30 consecutive trading days. Under the note purchase agreement entered into in connection with the transaction, we granted the holder certain registration rights, as described therein.  The proceeds were used to reduce the outstanding borrowings under our credit facility. Transaction costs associated with the placement were less than $100,000.

Concurrent with the placement of the Notes, we caused a change in ownership within the meaning of Section 382 of the Internal Revenue Code because of the conversion features of the Notes. As a result, any tax deductions for our net operating losses prior to the ownership change, for tax purposes, may be subject to an annual limitation based upon (i) our aggregate fair market value before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Sec. 382) in effect at the time.   We do not expect this limitation, if any, to impact our tax provision for financial reporting purposes.

Future Capital Requirements.  Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened ten new stores during the first half of fiscal 2005, including one relocated store, and our cash used in investing activities was $32.8 million. We currently plan to open 19 stores in fiscal 2005, including three or four relocations and consolidations. However, business conditions, business strategy or other factors may cause us to adjust such plans.

Additional needs for capital include funding seasonal inventory levels and losses from operations due to our seasonality.  We may also increase our direct product sourcing activities, requiring additional funding possibly through increased letters of credit or trade credit. We intend to satisfy our capital requirements over the next twelve months with cash flows from operations, funds available under our credit facility and equipment financing leases. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek additional financing in the public or private capital markets. There is no assurance that financing will be available to us on acceptable terms.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations and letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of July 30, 2005, the minimum operating lease payments due within one year were $46.2 million. As of July 30, 2005, total minimum operating lease payments remaining over the life of the operating leases were $568.5 million. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $6.2 million at July 30, 2005, and were related primarily to importing of merchandise and funding insurance program liabilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $186.7 million at July 30, 2005 and averaged $172.5 million during the second quarter of fiscal 2005. If short-term floating interest rates on our average variable rate debt for the second fiscal quarter of 2005 had changed by 100 basis points, our interest expense would have increased by approximately $0.4 million, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances for each of the respective fiscal years.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.  We have no international sales, however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cabela’s Incorporated

As reported in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, on July 2, 2004, we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement dated May 16, 1996, with Cabela’s Incorporated.  On July 2, 2004, we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a contingent trademark licensing provision of the Noncompetition Agreement is unenforceable.  Although the noncompetition provisions of the Noncompetition Agreement expired in June 2003, Cabela’s contends that the Noncompetition Agreement may require us to grant Cabela’s a license that would restrict our ability to use of certain of our trademarks that were in existence in 1996 in a “direct marketing business” (as defined in the Noncompetition Agreement).  We filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Noncompetition Agreement.  Cabela’s denied the claims in the Complaint and the Arbitration Demand.

In May 2005, we terminated the arbitration proceeding as moot and moved forward in the federal court action to seek a declaration that the contingent trademark licensing provision of the Noncompetition Agreement is invalid and unenforceable.  On August 18, 2005, the district court issued a memorandum opinion and order on the limited question of whether the contingent trademark licensing provision is legally invalid as a noncompetition agreement.  The Court ruled that the provision is not legally invalid as a noncompetition agreement, and also acknowledged that it had not been asked to determine, and was not determining, “the scope of the Contingent Trademark License or the parties respective rights thereunder.”  Those issues remain to be decided in further proceedings.  We are not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time.  The outcome of this dispute may impact the manner in which we market our products in the future.  It is not expected to affect the marketing of our products through retail stores.

Securities Litigation

Our company and eight of our present and former directors and executive officers were named as defendants in a purported class action alleging violations of the federal securities laws.  The action is pending in the U.S. District Court for the District of Minnesota, where it is titled In re Gander Mountain Company Securities Litigation.  The action arose from the consolidation of six virtually identical actions, which were filed between January 28, 2005 and March 4, 2005.  The lead plaintiffs in the consolidated action seek to represent a class of all persons (except defendants) who purchased stock in our initial public offering on April 20, 2004, or in the open market between April 21, 2004 and January 14, 2005. The Consolidated Class Action Complaint, which was filed on August 9, 2005, alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in the registration statement and prospectus for our initial public offering, and in filings with the SEC and press releases issued thereafter, and that the market price of our stock was artificially inflated as a result. The Consolidated Class Action Complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. The lead plaintiffs seek compensatory damages on behalf of the alleged class and an award of attorneys’ fees and costs of litigation.

We believe that we, and the other defendants, have meritorious defenses to the lead plaintiffs’ claims and we intend to move to dismiss the Consolidated Class Action Complaint. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

Derivative Litigation

Our company, as a nominal defendant, and 12 of our present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against the individual defendants arising out of the same events that are alleged in the federal securities actions that are described above. Essentially, the complaint asserted that wrongful conduct by the individual defendants resulted in our company making false and misleading public statements, which in turn led to our company getting sued for federal securities fraud, which in turn has caused our company to lose market capitalization, reputation and goodwill. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation.   On May 6, 2005, we moved to dismiss the case. On August 30, 2005, the court issued a memorandum opinion and order dismissing the complaint on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so.  The time for appeal on the order has not yet run.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2005, we held our annual meeting of shareholders for the purpose of (a) electing seven directors to serve until their successors are duly elected, (b) approving the amendment and restatement of the Gander Mountain Company 2004 Omnibus Stock Plan, (c) approving the Gander Mountain Company Employee Stock Purchase Plan and (d) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 28, 2006.

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the election of directors:

	For	Withheld
Mark R. Baker	12,892,158	70,518
Karen M. Bohn	12,896,669	66,007
Marshall L. Day	12,896,539	66,137
Richard C. Dell	12,895,962	66,714
Gerald A. Erickson	12,887,471	75,205
Ronald A. Erickson	12,889,915	72,761
Dale Nitschke	12,900,143	62,533

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the approval of the amendment and restatement of the Gander Mountain Company 2004 Omnibus Stock Plan:

For	Against	Abstentions	Broker Non-Votes
8,870,589	1,554,489	210,937	2,326,661

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the approval of the Gander Mountain Company Employee Stock Purchase Plan:

For	Against	Abstentions	Broker Non-Votes
10,353,712	75,601	206,702	2,326,661

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 28, 2006:

For	Against	Abstentions	Broker Non-Votes
12,934,547	24,384	3,745	0

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

4	Form of Floating Rate Convertible Subordinated Note	Incorporated by Reference (3)

10.1	Note Purchase Agreement, dated August 16, 2005, among the Registrant and the purchaser named therein	Incorporated by Reference (3)

10.2	Gander Mountain Company Employee Stock Purchase Plan	Incorporated by Reference (4)

10.3	Amended and Restated Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated by Reference (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

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

(3)         Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on August 17, 2005.

(4)         Incorporated by reference to Exhibit C to the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659).

(5)         Incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDER MOUNTAIN COMPANY

Date: September 12, 2005	By:	/s/ Mark R. Baker
Mark R. Baker President and Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2005	By:	/s/ Dennis M. Lindahl
Dennis M. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

4	Form of Floating Rate Convertible Subordinated Note	Incorporated by Reference (3)

10.1	Note Purchase Agreement, dated August 16, 2005, among the Registrant and the purchaser named therein	Incorporated by Reference (3)

10.2	Gander Mountain Company Employee Stock Purchase Plan	Incorporated by Reference (4)

10.3	Amended and Restated Gander Mountain Company 2004 Omnibus Stock Plan	Incorporated by Reference (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically