Form 10-Q
period 2005-10-29
GANDER MOUNTAIN CO
filed 2005-12-09
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005.

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,264,073 shares outstanding as of December 1, 2005.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED OCTOBER 29, 2005

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company

Condensed Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(restated)		(restated)
Sales	$214,421	$178,145	$523,166	$404,960
Cost of goods sold	164,200	129,820	407,080	305,541
Gross profit	50,221	48,325	116,086	99,419

Operating expenses:
Store operating expenses	42,889	33,258	113,592	84,314
General and administrative expenses	8,857	6,933	24,178	19,546
Pre-opening expenses	2,779	5,224	6,555	7,917
Income (loss) from operations	(4,304)	2,910	(28,239)	(12,358)
Interest expense, net	3,236	1,218	7,250	3,615
Income (loss) before income taxes	(7,540)	1,692	(35,489)	(15,973)
Income tax provision	—	—	—	—
Net Income (loss)	(7,540)	1,692	(35,489)	(15,973)
Less preferred stock dividends	—	—	—	4,305
Income (loss) applicable to common shareholders	$(7,540)	$1,692	$(35,489)	$(20,278)

Income (loss) per common share
Basic	$(0.53)	$0.12	$(2.49)	$(2.02)
Diluted	$(0.53)	$0.11	$(2.49)	$(2.02)

Weighted average common shares outstanding
Basic	14,264	14,222	14,252	10,048
Diluted	14,264	14,883	14,252	10,048

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Balance Sheets

(In thousands)

	October 29,	January 29,
	2005	2005 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,589	$1,033
Accounts receivable	19,499	9,347
Inventories	392,240	264,138
Prepaids and other current assets	9,072	5,806

Total current assets	422,400	280,324

Property and equipment, net	136,071	101,430
Other assets	4,704	4,089

Total assets	$563,175	$385,843

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$227,639	$114,441
Accounts payable	114,566	38,808
Accrued and other current liabilities	36,794	39,348

Total current liabilities	378,999	192,597

Long term liabilities:
Subordinated convertible note	20,000	—
Deferred rent liabilities	23,882	18,873
Other long term liabilities	12,796	12,065

Total long term liabilities	56,678	30,938

Shareholders’ equity	127,498	162,308

Total liabilities and shareholders’ equity	$563,175	$385,843

(1)  The balance sheet as of January 29, 2005 has been condensed from the audited financial statements.

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Condensed Statements of Cash Flows - Unaudited

(In thousands)

	39 Weeks Ended
	October 29,	October 30,
	2005	2004
		(restated)
Operating activities
Net loss	$(35,489)	$(15,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,756	8,512
Stock option expense	299	14
Property and equipment write-offs	812	547
Change in operating assets and liabilities:
Accounts receivable	(10,152)	(12,612)
Inventories	(128,102)	(149,089)
Prepaid expenses and other assets	(4,207)	(3,041)
Accounts payable and other liabilities	78,820	99,863
Net cash used in operating activities	$(85,263)	$(71,779)

Investing activities
Purchase of property and equipment, net	$(47,759)	$(38,400)
Net cash used in investing activities	$(47,759)	$(38,400)

Financing activities
Borrowings under credit facility, net	$113,198	$24,476
Proceeds from sale of common stock, net of expenses	—	96,216
Proceeds from convertible debt issuance	20,000	—
Proceeds from exercise of stock options and stock sales	380	—
Repayments of notes with affiliates	—	(9,839)
Net cash provided by financing activities	$133,578	$110,853

Net increase in cash	556	674
Cash, beginning of period	1,033	970

Cash, end of period	$1,589	$1,644

Non-cash investing activities:  During the 39-week period ended October 30, 2004, the Company purchased property and equipment totaling $2.4 million financed through capital lease transactions.

See accompanying notes to unaudited condensed financial statements.

Gander Mountain Company

Notes to Unaudited Condensed Financial Statements

Quarterly Period Ended October 29, 2005

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of October 29, 2005 and for the 13 and 39 weeks ended October 29, 2005 and October 30, 2004, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 29, 2005.

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

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of these awards based on their grant-date fair value over the related service period of these awards.  We will adopt the provisions of this standard at the beginning of fiscal 2006. Until that time, we will continue to apply APB No. 25 and related interpretations in accounting for our stock-based employee compensation plans.  Accordingly, any compensation cost for stock options is measured as the excess, if any, of the fair market value of our stock at the measurement date over the employee’s option exercise price. Any resulting compensation expense is amortized ratably over the related vesting period.

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

We are currently evaluating the requirements under SFAS No. 123R and expect that the adoption of the provisions of SFAS No. 123R may have a material impact on net income and net income per common share.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”.  EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired significantly after the beginning of the initial lease term or acquired as the result of a business combination.  This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased.  This guidance is effective for our company as of the beginning of this fiscal quarter ended October 29, 2005. The adoption of this statement did not have a material impact on our net earnings, cash flows or financial position.

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period”. This clarification requires that any rental costs incurred after we take possession of a leased property, or have effective control, shall be recognized as rental expense. Currently our policy is to capitalize such rental costs during the pre-opening period. The new guidance is effective at the beginning of fiscal 2006. Our adoption of this guidance is not expected to have a material impact on our net earnings, cash flows or financial position.

3. Restatement of Previously Issued Financial Statements

During the fourth quarter of fiscal 2004, we performed a comprehensive review of our lease accounting practices. As a result, we restated our financial statements for periods prior to fiscal 2004 and for the first three quarters of fiscal 2004. The restatements arose from revisions to accounting for (i) the amortization lives for leasehold improvements, (ii) construction allowances from landlords and (iii) certain pre-opening period rent holidays.  The restatement adjustments were non-cash and had no impact on revenues or net cash flows. The following table shows the impact of these adjustments as of October 30, 2004 and for the 13 and 39 week periods ended October 30, 2004 (in thousands, except per share data):

	As Previously Reported	Adjustments	As Restated
	13 Weeks Ended October 30, 2004
Statement of Operations Data
Cost of goods sold	$130,035	$(215)	$129,820
Store operating expenses	33,247	11	33,258
General and administrative expenses	6,933	—	6,933
Pre-opening expenses	4,587	637	5,224
Income from operations	3,343	(433)	2,910
Income before income taxes	2,125	(433)	1,692
Income applicable to common shareholders	$2,125	$(433)	$1,692
Income applicable to common shareholders per share - Basic	$0.15	$(0.03)	$0.12
- Diluted	$0.14	$(0.03)	$0.11

	39 Weeks Ended October 30, 2004
Statement of Operations Data
Cost of goods sold	$306,046	$(505)	$305,541
Store operating expenses	83,847	467	84,314
General and administrative expenses	19,546	—	19,546
Pre-opening expenses	7,063	854	7,917
Loss from operations	(11,542)	(816)	(12,358)
Loss before income taxes	(15,157)	(816)	(15,973)
Loss applicable to common shareholders	$(19,462)	$(816)	$(20,278)
Basic and diluted loss applicable to common shareholders per share	$(1.94)	$(0.08)	$(2.02)

	As of October 30, 2004
Balance Sheet Data
Property and equipment, net	$79,297	$6,734	$86,031
Accrued and other current liabilities	27,702	519	$28,221
Long term liabilities	7,474	12,324	$19,798
Shareholders’ equity	$150,865	$(6,109)	$144,756

	39 Weeks Ended October 30, 2004
Statement of Cash Flows Data
Net cash used in operating activities	$(79,549)	7,770	$(71,779)
Net cash used in investing activities	(30,630)	(7,770)	(38,400)
Net cash provided by financing activities	110,853	—	110,853
Net increase in cash	$674	$—	$674

4. Capital Stock

Upon completion of our initial public offering on April 26, 2004, and the filing of our Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of October 29, 2005, there were 14,264,073 shares of common stock and no shares of preferred stock outstanding.

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

5. Credit Facility

In February 2005, we amended our credit facility to increase our availability under the facility from $175,000,000 to $225,000,000 and extended the maturity date to June 2009. In September 2005 we exercised our option to increase the facility to $275,000,000. Availability under the facility may be further increased to $300,000,000, subject to certain conditions including the absence of default. Other substantive terms of the agreement were not materially changed in the February or September amendments. In November 2005, we amended our credit facility to adjust the level of EBITDA and operating cash flow covenants, as defined. The testing of the EBITDA covenant is required when our availability under the facility is less than 10% of the facility on any given day. The amendment also specifies quarterly, rather than annual testing of the operating cash flow covenant beginning January 28, 2006 and continuing each quarter thereafter. As of October 29, 2005, we were in compliance with all covenants under this facility.

Outstanding borrowings under the credit facility, including letters of credit, were $233.7 million and $131.4 million as of October 29, 2005 and October 30, 2004, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $41.3 million as of October 29, 2005 and $43.6 million as of October 30, 2004.

6. Placement of Convertible Debt

On August 16, 2005, we completed a private offering of $20 million of subordinated unsecured convertible notes (the “Notes”) in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The Notes are held by a trust, the current beneficiary of which is a member of our board of directors. The director was first elected to serve on the board of directors on the date of the closing of the transaction.  The Notes are convertible into our common stock at any time by the holder at an initial conversion price of $16.00 per share. The conversion price has no reset feature and adjusts only for dividends, stock divisions or combinations, recapitalizations and similar occurrences.  The Notes mature on August 16, 2010 and bear interest at 7.0% per annum for the first two years, payable semi-annually, after which the rate will float at a fixed spread of 3.50% on the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. We may prepay the Notes, without penalty, any time after August 16, 2007, and we have the option to require conversion of the Notes if the volume-weighted average closing price of our common stock reaches or exceeds $24.00 for any 20 out of 30 consecutive trading days. Under the note purchase agreement entered into in connection with this transaction, we granted the holder certain registration rights, as described therein. On October 17, 2005, the Securities and Exchange

Commission declared effective our registration statement on Form S-3 under the Securities Act of 1933 registering the shares of our common stock issuable upon conversion of the Notes. The proceeds from the Notes were used to reduce the outstanding borrowings under our credit facility. Transaction costs associated with the placement were approximately $85,000.

7. Stock-Based Compensation

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

In February 2004, we adopted the Gander Mountain Company 2004 Omnibus Stock Plan, which currently authorizes the granting of stock-based awards covering up to 4,000,000 shares of common stock. This plan was approved by shareholders in March 2004 and an increase in the number of shares available under this plan was approved by shareholders in June 2005. Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of October 29, 2005, there were 2,098,178 options to purchase common stock outstanding, with a weighted average exercise price of $13.55 and a weighted average remaining life of 9.1 years. The options granted under this plan typically vest in equal increments over periods up to three years from the date of grant, although certain grants have been made with shorter vesting schedules.

On March 2, 2005, the compensation committee of our board of directors accelerated the vesting for certain outstanding options to purchase common stock that had exercise prices greater than $10.53, the closing price of our common stock on that date.  We accelerated options to purchase 1,186,728 shares of common stock, which included all options issued and outstanding under our 2004 Omnibus Stock Plan as of January 29, 2005, as well as options held by two executive officers under February 2004 option grants that were outstanding on March 2, 2005.  On November 30, 2005, the compensation committee of our board of directors accelerated the vesting of options to purchase approximately 983,000 shares of common stock, which included certain unvested options under our 2004 Omnibus Stock Plan that had exercise prices greater than $5.69, the closing price of our common stock on that date. As a result of the accelerations, all of these options became fully exercisable and will remain exercisable through their respective termination dates, which vary, but do not extend past 2015.

We took these actions because it will produce a more favorable impact on our results from operations once we adopt SFAS No. 123R.  Also, because these options had exercise prices in excess of our stock price on the date the accelerations were approved, we believed that these options did not offer sufficient incentive to the employees when compared to the potential future compensation expense that would have been attributable to the options under SFAS No. 123R.  Given the adoption of SFAS No. 123R beginning in fiscal 2006, we estimate that we eliminated approximately $3,900,000 of future expense as a result of the March 2, 2005 acceleration and approximately $4,200,000 of future expense as a result of the November 30, 2005 acceleration.

As of October 29, 2005, there were a total of 3,181,706 options to purchase common stock outstanding, under our stock option plans and including non-plan stock options, with a weighted average exercise price of $11.91 and a weighted average remaining life of 8.1 years.

The table below illustrates the effect on our net income (loss) and net income (loss) per share applicable to common shareholders as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the periods presented.

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(in thousands, except per share data)	2005	2004	2005	2004
		(restated)		(restated)
Net Income (loss) applicable to commonshareholders - as reported	$(7,540)	$1,692	$(35,489)	$(20,278)
Add: Stock-based employee compensationexpense included in reported net income (loss)	—	—	242	—
Deduct: Stock-based employee compensation expense determined under the fair value method	(561)	(894)	(8,425)	(2,042)
Net income (loss) applicable to commonshareholders - pro-forma	$(8,101)	$798	$(43,672)	$(22,320)
Income (loss) per common share - as reported
Basic	$(0.53)	$0.12	$(2.49)	$(2.02)
Diluted	$(0.53)	$0.11	$(2.49)	$(2.02)

Income (loss) per common share - pro-forma
Basic	$(0.57)	$0.06	$(3.06)	$(2.22)
Diluted	$(0.57)	$0.05	$(3.06)	$(2.22)

The stock-based compensation expense of $8,425,000 for the 39 week period ended October 29, 2005, determined under the fair value method, includes $6,589,000 of expense related to the acceleration of vesting that otherwise would have been expensed over the remaining vesting period.

The weighted average fair value of options granted during the 13 weeks ended October 29, 2005 and the 13 weeks ended October 30, 2004, was $4.74 and $10.09, respectively, per option share. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Average risk-free interest rate	4.16%	3.44%	4.20%	3.59%
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	0.50	0.50	0.50	0.50
Expected life of stock options	5 years	5 years	5 years	5 years

8. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding for all periods that reflect a net loss because their inclusion would have an anti-dilutive effect on loss per share. In addition, we have excluded any potentially dilutive shares related to the outstanding convertible debt from the calculation of weighted average shares outstanding because their inclusion would have an anti-dilutive effect on loss per share in fiscal 2005.  For the 13 weeks ended October 30, 2004, the weighted average shares outstanding includes 661,000 incremental shares assumed issued, calculated under the treasury stock method, for purposes of computing diluted income per common share. As of October 29, 2005 and October 30, 2004, there were a total of 3,181,706 and 2,169,146 options to purchase common stock outstanding, respectively.

The accompanying condensed unaudited financial statements report income (loss) applicable to common shareholders and income (loss) applicable to common shareholders per share, in accordance with U.S. generally accepted accounting principles. We also disclose this information on a pro forma basis below.  We closed our initial public offering of shares of common stock on April 26, 2004. The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, our 32-for-1 stock split and our initial public offering took place at the beginning of the 13-week and 39-week periods ended October 29, 2005, and October 30, 2004. The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of our indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes. We believe the use of pro forma amounts provides meaningful information due to the significant increase in outstanding shares as a result of our initial public offering and the elimination of our preferred stock dividends.

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(restated)		(restated)
Pro Forma Data
Pro forma income (loss) applicable to common shareholders	$(7,540)	$1,692	$(35,489)	$(15,031)
Basic - Pro forma income (loss) applicable to common shareholders per share	$(0.53)	$0.12	$(2.49)	$(1.06)
Diluted - Pro forma income (loss) applicable to common shareholders per share	$(0.53)	$0.11	$(2.49)	$(1.06)

Reconciliation of Pro Forma Data to GAAP
Income (loss) applicable to common shareholders (GAAP)	$(7,540)	$1,692	$(35,489)	$(20,278)
Preferred stock dividends	—	—	—	4,305
Interest expense reduction	—	—	—	942
Income (loss) applicable to common shareholders (Pro forma)	$(7,540)	$1,692	$(35,489)	$(15,031)

Basic
Weighted average common shares outstanding (GAAP)	14,264	14,222	14,252	10,048
Conversion of preferred stock	—	—	—	2,099
Additional shares issued in IPO	—	—	—	2,075
Weighted average common shares outstanding (Pro forma)	14,264	14,222	14,252	14,222

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(restated)		(restated)
Diluted
Weighted average common shares outstanding	14,264	14,222	14,252	10,048
Incremental shares from stock options	—	661	—	—
Weighted average common shares outstanding (GAAP)	14,264	14,883	14,252	10,048
Conversion of preferred stock	—	—	—	2,099
Additional shares issued in IPO	—	—	—	2,075
Weighted average common shares outstanding (Pro forma)	14,264	14,883	14,252	14,222

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

9. Income Taxes / Net Operating Loss Limitation

We have determined that a change in ownership, within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005.  This change in ownership imposes a limitation on the amount of our net operating losses that we may deduct for tax purposes in any given year. Our tax net operating loss carry forward on January 29, 2005 was approximately $35 million. The limitation restricts our deduction for net operating losses to $7.1 million in 2005, $17.0 million in 2006, and between $1.0 million and $4.4 million each year for four years thereafter. This annual limitation is cumulative. If not fully utilized within the year, it is carried forward for utilization in future years, in addition to the Section 382 limitation for those years.  Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset. We do not expect this limitation to materially impact our future tax provision for financial reporting purposes.

10. Related Party Transactions and Subsequent Event

On March 17, 2005, we amended the Shared Services Agreement dated as of February 2, 2004 by and between Holiday Companies and us. The amendment substantially reduced the number of services provided to us by Holiday Companies as we either provide these services internally or independently secure these services from third party providers. For the 13 and 39-week periods ended October 29, 2005, the amounts paid for services provided by Holiday Companies were $25,000 and $406,000, respectively.

In November 2005, we assigned our rights in an aircraft purchase contract to Erickson Petroleum Corp., an affiliate of Holiday Companies.  In exchange for the assignment, we received a payment of $1,450,000, including the refund of the $1,250,000 deposit previously paid to the aircraft manufacturer.

See Note 6, above, for a description of our issuance in August 2005 of subordinated unsecured convertible notes to a trust, the current beneficiary of which is a member of our board of directors.

11. Contract Settlement

In March 2005, we received $2,500,000 relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity. This payment to us is reflected as a reduction of general and administrative expenses in the 39-week period ended October 29, 2005.

12. Contingencies – Litigation

We are exposed to a number of asserted and unasserted legal claims encountered in the normal course of business.  Set forth below is summary information regarding the status of certain ongoing proceedings.  We are not able to predict the ultimate outcome of the litigation described below, including whether or not appeals will be pursued, but such litigation may be costly and disruptive.  The total costs may not be reasonably estimated at this time. Please refer to the information under the heading “Legal Proceedings” in Part II of our Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 for further information on these proceedings.

Cabela’s Incorporated - On August 18, 2005, the U.S. District Court for the District of Minnesota issued a memorandum opinion and order in our action against Cabela’s Incorporated on the limited question of whether the contingent trademark licensing provision in our Noncompetition Agreement with Cabela’s is legally invalid as a noncompetition agreement.  The Court ruled that the provision is not legally invalid as a noncompetition agreement and dismissed the complaint. The court also acknowledged that it had not been asked to determine, and was not determining, the scope of the contingent trademark license or the parties respective rights thereunder.  On November 10, 2005, we filed a motion for leave to amend our complaint against Cabela’s and assert additional defenses to Cabela’s claims regarding the enforceability of the contingent trademark license. On December 7, 2005, a magistrate judge issued an order denying our motion to amend the complaint. The case remains pending because of certain counterclaims filed by Cabela’s which raise the issues discussed above, our additional defenses and other issues. The outcome of this dispute may impact the manner in which we market our products in the future. It is not expected to affect the marketing of our products through retail stores.

Securities Litigation - The Consolidated Class Action Complaint in the action entitled In re Gander Mountain Company Securities Litigation, which was filed on August 9, 2005 in the U.S. District Court for the District of Minnesota, alleges that the defendants, including our company and eight of our present and former directors and executive officers, made false and misleading public statements about our company, and our business and prospects, in the registration statement and prospectus for our initial public offering, and in filings with the SEC and press releases issued thereafter, and that the market price of our stock was artificially inflated as a result. The Consolidated Class Action Complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. We believe that we, and the other defendants, have meritorious defenses to the lead plaintiffs’ claims and we have moved to dismiss the Consolidated Class Action Complaint. The Court heard our motion on December 2, 2005, but has not yet issued its ruling.

Derivative Litigation - On May 6, 2005, we moved to dismiss the purported derivative action, Kurt Haberle v. Mark Baker, et al, in which our company, as a nominal defendant, and 12 of our present and former directors were named as defendants.  On August 30, 2005, the U.S. District Court for the District of Minnesota issued a memorandum opinion and order dismissing the complaint on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so. The plaintiff has filed a motion for leave to amend its complaint.  The Court has not issued a ruling on this motion.

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

Overview

The Gander Mountain brand name has a 45-year heritage and strong appeal to outdoor lifestyle customers. From 1960 to 1996, our predecessor operated a nationwide catalog business that, by 1996, included 17 retail stores. In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business. We have expanded our store base from 26 stores in 1997 to 98 Gander Mountain stores in 18 states as of October 29, 2005. We opened nine and fourteen new stores during our third quarters ended October 29, 2005 and October 30, 2004, respectively, while closing two stores in each of those quarters.  We do not plan to open any stores during the fourth quarter of fiscal 2005 and currently plan to open a total of six to eight stores in fiscal 2006, including two relocations.  However, business conditions, business strategy or other factors may cause us to adjust our fiscal 2006 store growth plans.

We are transforming our market position from a traditional specialty store to a larger format, category-focused store by opening larger format stores and increasing the selling space within our existing stores. The larger format strategy has allowed us to offer our customers a broader and deeper assortment of merchandise. We offer competitively priced hunting, fishing, camping and boating equipment, accessories and related technical apparel and footwear, as well as gunsmith, archery, ATV and marine services. Our stores feature national, regional and local brands as well as our owned brands, and our associates provide knowledgeable customer service. Our success will depend, in part, on our ability to grow our business by building new stores, as well as by increasing sales in our existing stores and becoming profitable on a long-term basis.

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

We also measure and evaluate investments in our retail locations, including inventory and property and equipment. Inventory performance is primarily measured by inventory per square foot and by inventory turns, or the number of times store inventory turns over in a given period, and amounts of owned inventory at various times based on payment terms from our vendors. The most significant investments in property and equipment are made at the time a store is opened by us.

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

General and administrative expenses are monitored and controlled as a percentage of sales.  We have made significant investments in infrastructure, including our information systems, distribution capabilities and personnel. Our current infrastructure facilitates our planned opening of stores, which we believe enables us to leverage our expenses.  Accordingly, we expect these expenses to decrease as a percentage of sales over time.

Pre-opening expenses will continue to be related to store openings, including relocations. These expenses will fluctuate based on the number and timing of new store openings.

Inventory turns are based on cost of sales and average inventory for the applicable period. We recognize that our inventory turns may be lower than those of other retailers, which we believe is due, in part, to the categories of merchandise we carry, including firearms, and the large quantities of merchandise we use in our in-store displays. We believe we have the opportunity to enhance our supply chain to improve our inventory turns. Additionally, in merchandise categories that experience slower inventory turns, we continue to work with vendors to increase our trade credit terms to reduce our investment in owned inventory. We cannot assure you that we will be able to improve our inventory turns or inventory investment.

Identification of appropriate new store sites is essential to our growth strategy. We believe our focus on our larger store size and our ability to utilize recycled, or second use, facilities and build-to-suit locations provides us with increased opportunities to find optimal real estate locations on attractive terms. We evaluate and invest in new stores based on site-specific projected returns on investment.

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

Results of Operations

The following table includes selected items in the Unaudited Condensed Statements of Operations, reflected as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(restated)		(restated)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.6%	72.9%	77.8%	75.4%
Gross profit	23.4%	27.1%	22.2%	24.6%
Operating expenses:
Store operating expenses	20.0%	18.7%	21.7%	20.8%
General and administrative expenses	4.1%	3.9%	4.6%	4.8%
Pre-opening expenses	1.3%	2.9%	1.3%	2.0%
Income (loss) from operations	-2.0%	1.6%	-5.4%	-3.1%
Interest expense, net	1.5%	0.7%	1.4%	0.9%
Income (loss) before income taxes	-3.5%	0.9%	-6.8%	-3.9%
Income tax provision	0.0%	0.0%	0.0%	0.0%
Net income (loss)	-3.5%	0.9%	-6.8%	-3.9%

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

Thirteen Weeks Ended October 29, 2005 compared to Thirteen Weeks Ended October 30, 2004 (Restated)

Sales.  Sales increased by $36.3 million, or 20.4%, to $214.4 million in the third quarter of fiscal 2005, from $178.1 million in the third quarter of fiscal 2004. This increase primarily resulted from sales of $53.3 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $12.0 million, or 8.5%, and a $5.0 million sales decrease primarily from relocated or consolidated stores.  We opened nine new stores during the third quarter of fiscal 2005 compared to fourteen new stores during the third quarter of fiscal 2004. Total square footage as of October 29, 2005 increased 33.5% to 5.0 million square feet, as compared to October 30, 2004. We closed one store and relocated another store during the quarter ended October 29, 2005. During the same quarter of fiscal 2004 we relocated two stores.

Comparable store sales decreased 8.5% compared to a decrease of 7.5% in the third quarter of fiscal 2004.

We believe our business was adversely impacted by certain factors, including the weather, directly from unseasonable weather patterns in certain of our operating markets, and indirectly, from the impact of three devastating hurricanes; a downturn in consumer confidence, much of which we believe was driven by higher energy prices; and for certain of our comparable stores, competition entering our markets as well as cannibalization from some of our own new store openings.

Gross Profit. Gross profit increased by $1.9 million, or 3.9%, to $50.2 million in the third quarter of fiscal 2005 from $48.3 million in the third quarter of fiscal 2004. As a percentage of sales, gross profit decreased 370 basis points to 23.4% in the third quarter of fiscal 2005 from 27.1% in the third quarter of fiscal 2004.  Major factors primarily affecting gross margin in the current quarter were:

•                  a base product margin increase of approximately 100 basis points, offset by,

•                  a negative impact of approximately 100 basis points resulting from decreased revenues from the new credit card program as compared to our previous program,

•                  changes in our product mix, primarily increased sales of lower-margin categories such as firearms and ATV’s and less penetration of higher-margin apparel and footwear, accounted for a decrease of 50 basis points,

•                  aggressive seasonal clearance sales of merchandise in August and September negatively impacted gross margin by 110 basis points,

•                  a negative impact of approximately 60 basis points from higher distribution costs, as a result of higher fuel costs and inefficiencies at our distribution center, and

•                  a negative impact of 110 basis points from increased store occupancy costs, as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores.

Store Operating Expenses.  Store operating expenses increased by $9.6 million, or 29.0%, to $42.9 million in the third quarter of fiscal 2005 from $33.3 million in the third quarter of fiscal 2004. As a percentage of sales, store operating expenses increased 130 basis points to 20.0% in the third quarter of fiscal 2005 from 18.7% in the third quarter of fiscal 2004. A 30 basis point reduction in our advertising spending was offset by reduced leverage in labor costs and depreciation due to the comparable store sales decline and higher benefits costs.

General and Administrative Expenses.  General and administrative expenses increased by $2.0 million, or 27.8%, to $8.9 million in the third quarter of fiscal 2005 from $6.9 million in the third quarter of fiscal 2004. As a percentage of sales, general and administrative expenses increased 20 basis points to 4.1% in the third quarter of fiscal 2005 from 3.9% in the third quarter of fiscal 2004. The increase was primarily due to additional investment in infrastructure in anticipation of higher sales levels, increased legal fees and costs required for Sarbanes-Oxley compliance.

Pre-opening Expenses.  Pre-opening expenses decreased $2.4 million, or 46.8%, to $2.8 million in the third quarter of fiscal 2005 from $5.2 million in the third quarter of fiscal 2004. We opened nine new stores in the third quarter of fiscal 2005, compared to the fourteen new stores in the third quarter of fiscal 2004. Our pre-opening expenses per store in the third quarter of fiscal 2005 were approximately 20% lower than in the third quarter of fiscal 2004.

Interest Expense, net.  Interest expense increased by $2.0 million, or 165.7%, to $3.2 million in the third quarter of fiscal 2005 from $1.2 million in the third quarter of fiscal 2004. The increase resulted from higher average borrowings incurred to fund our growth, including the placement of $20 million of convertible debt in August 2005. We also experienced higher average interest rates of approximately 200 basis points during the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004.

Income Tax Provision. We did not record an income tax benefit for the third quarters of fiscal 2005 or fiscal 2004 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $7.5 million for the third quarter of fiscal 2005 represented a decrease of $9.2 million from the net income of $1.7 million for the third quarter of fiscal 2004.

Thirty-Nine Weeks Ended October 29, 2005 compared to Thirty-Nine Weeks Ended October 30, 2004 (Restated)

Sales.  Sales increased by $118.2 million, or 29.2%, to $523.2 million in the nine months of fiscal 2005, from $405.0 million in the nine months of fiscal 2004. This increase primarily resulted from sales of $151.1 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $17.5 million, or 5.1%, and a $15.4 million sales decrease primarily from relocated or consolidated stores. We opened nineteen new stores during the nine months of fiscal 2005 and relocated or consolidated three stores. During the nine months of fiscal 2004, we opened nineteen new stores and relocated two stores.

Comparable store sales decreased 5.1% after a decrease of 0.7% in the nine months of fiscal 2004. We experienced negative comparable store sales across most of our product categories. We believe the nine month period of fiscal 2005 was negatively impacted by direct and indirect weather factors in the third quarter of fiscal 2005; decreased consumer confidence driven by higher energy prices; and competition entering our markets as well as cannibalization from some of our own new store openings.

Marine accessories sales produced a positive comparable store sales result for the nine months of fiscal 2005 as a result of expansion of the marine product offering and our increased focus on the marine market.  The Powersports category continued to reflect an increased share of the sales mix for the nine months of fiscal 2005, driven largely by ATV sales in new larger format stores, sales of ATV accessories and sales of powerboats. Powerboats were a newly introduced product offering in early 2005. Our firearms business continues to gain market share, reflecting consistent gains as a percentage of the sales mix. The apparel/footwear categories declined as a percentage of the sales mix, primarily driven by weather factors.

Gross Profit. Gross profit increased by $16.7 million, or 16.8%, to $116.1 million in the nine months of fiscal 2005 from $99.4 million in the nine months of fiscal 2004. As a percentage of sales, gross profit decreased 240 basis points to 22.2% in the nine months of fiscal 2005 from 24.6% in the nine months of fiscal 2004. Major factors primarily affecting gross margin during the nine months of fiscal 2005 were:

•                  a base product margin increase of approximately 100 basis points, offset by,

•                  changes in our product mix, primarily increased sales of lower-margin categories such as firearms and ATVs and less penetration of higher-margin apparel and footwear, accounted for a decrease of 50 basis points,

•                  a negative impact of approximately 80 basis points resulting from the absence of a co-branded credit card program for most of the nine months of fiscal 2005,

•                  aggressive seasonal clearance sales of merchandise in the second and third quarters of fiscal 2005 negatively impacting gross margin by 70 basis points,

•                  a negative impact of approximately 60 basis points from higher distribution costs, as a result of higher fuel costs and inefficiencies at our distribution center, and

•                  a negative impact of 80 basis points from increased store occupancy costs, as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores.

Store Operating Expenses.  Store operating expenses increased by $29.3 million, or 34.7%, to $113.6 million in the nine months of fiscal 2005 from $84.3 million in the nine months of fiscal 2004. As a percentage of sales, store operating expenses increased 90 basis points to 21.7% in the nine months of fiscal 2005 from 20.8% in the nine months of fiscal 2004. A 50 basis point reduction in our advertising spending was offset by reduced leverage in labor costs and depreciation due to the comparable store sales decline, and costs related to the relocation or consolidation of three stores.

General and Administrative Expenses.  General and administrative expenses increased by $4.6 million, or 23.7%, to $24.2 million in the nine months of fiscal 2005 from $19.5 million in the nine months of fiscal 2004. As a percentage of sales, general and administrative expenses decreased 20 basis points to 4.6% in the nine months of fiscal 2005 from 4.8% in the nine months of fiscal 2004. The decrease was due to 60 basis points from the termination and settlement of our previous contract with the previous provider of our co-branded credit card in March 2005 that resulted in a payment to us of $2.5 million. Offsetting this decrease, was a 40 basis points increase in expenses due to reduced leverage from the comparable store sales decline and increased legal fees.

Pre-opening Expenses.  Pre-opening expenses decreased $1.4 million, or 17.2%, to $6.6 million in the nine months of fiscal 2005 from $7.9 million in the nine months of fiscal 2004. We opened nineteen new stores in the nine months of fiscal 2005, including three store relocations and consolidations, compared to the nineteen new stores we opened in the nine months of fiscal 2004, including two store relocations. Our pre-opening expenses per store in fiscal 2005 were approximately 20% lower than in fiscal 2004.

Interest Expense, net.  Interest expense increased by $3.6 million, or 100.5%, to $7.2 million in the nine months of fiscal 2005 from $3.6 million in the nine months of fiscal 2004. The increase resulted from higher average borrowings incurred to fund our growth, including the placement of $20 million in convertible debt in August 2005. We also experienced higher average interest rates of approximately 90 basis points during the nine months of fiscal 2005, as compared to the nine months of fiscal 2004.

Income Tax Provision. We did not record an income tax benefit for the nine months of fiscal 2005 or fiscal 2004 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $35.5 million for the nine months of fiscal 2005 represented an increase of $19.5 million from the net loss of $16.0 million for the nine months of fiscal 2004.

Preferred Stock Dividend.  Until the closing of our initial public offering in April 2004, we continued to reflect the accretion of cumulative unpaid dividends on our previously outstanding Class A, B and C convertible preferred stock in accordance with applicable accounting standards.  No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure associated with the closing of our initial public offering.  No such obligation or reduction to net income (loss) is reflected in our quarterly results of operations after May 1, 2004.

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

Operating Activities.  Net cash used in operating activities for the nine months of fiscal 2005 increased by $13.5 million to $85.3 million, as compared to $71.8 million for the nine months of fiscal 2004. The increase was primarily due to the higher net loss offset by higher depreciation expense.

The growth in inventories during both fiscal periods was representative of seasonal inventory levels, particularly the increase for the upcoming hunting and holiday seasons, and the building of inventory levels related to new stores. The decrease in cash needed for inventories in the comparable periods was primarily the result of lower inventory levels in our recently opened stores as well as the success of our efforts to reduce inventory in all of our stores. The reduced use of cash resulting from the inventory reductions on a per store basis was also offset by less funding through accounts payable balances, partially due to increased sourcing of foreign products.

Investing Activities.  Net cash used in investing activities was $47.8 million in the nine months of fiscal 2005 and $38.4 million in the nine months of fiscal 2004, consisting of purchases of property and equipment. Additionally, there was $2.4 million in non-cash capitalized lease obligations recorded in the nine months of fiscal 2004, along with the corresponding leasehold improvement and equipment assets. We used cash primarily for tenant improvements and equipment to open new stores and to remodel and upgrade existing stores. There were nineteen new stores opened in the nine months of both fiscal 2005 and fiscal 2004.  Purchases of property and equipment in the first half of fiscal 2005 also included an upgrade to our distribution center, information technology equipment and office furniture and equipment at our corporate headquarters.

Financing Activities.  Net cash provided by financing activities was $133.6 million in the nine months of fiscal 2005, as compared to $110.9 million in the nine months of fiscal 2004. The increased cash need was funded primarily by our credit facility but also from the proceeds from our $20 million convertible debt issuance in August 2005.  Such financing activities were utilized to fund our continued store expansion, including inventory, property and equipment, and to fund our operating losses.

On August 16, 2005, we completed a private offering of $20 million of subordinated unsecured convertible notes (the “Notes”) in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The Notes are held by a trust, the current beneficiary of which is a member of our board of directors. The director was first elected to serve on the board of directors on the date of the closing of the transaction.  The Notes are convertible into our common stock at any time by the holder at an initial conversion price of $16.00 per share.  The conversion price has no reset feature and adjusts only for dividends, stock divisions or combinations, recapitalizations and similar occurrences.  The Notes mature on August 16, 2010 and bear interest at 7.0% per annum for the first two years, payable semi-annually, after which the rate will float at a fixed spread of 3.50% on the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. We may prepay the Notes, without penalty, any time after August 16, 2007, and we have the option to require conversion of the Notes if the volume-weighted average closing price of our common stock reaches or exceeds $24.00 for any 20 out of 30 consecutive trading days. Under the note purchase agreement entered into in connection with the transaction, we granted the holder certain registration rights, as described therein. On October 17, 2005, the Securities and Exchange Commission declared effective our registration statement on Form S-3 under the Securities Act of 1933 registering the shares of our common stock issuable upon conversion of the Notes. The proceeds from the Notes were used to reduce the outstanding borrowings under our credit facility. Transaction costs associated with the placement were approximately $85,000.

On April 26, 2004, we closed the initial public offering of our common stock, selling 6,583,750 shares of common stock at a price of $16.00 per share, resulting in net proceeds to us of $96.2 million.  Transaction costs were $9.1 million and have been reflected as a reduction of paid-in-capital. We applied the entire net proceeds from our initial public offering to reduce debt.

Credit Facility.  In February 2005, we amended our credit facility to increase our availability under the facility from $175,000,000 to $225,000,000 and extended the maturity date to June 2009. In September 2005, we exercised our option to increase the facility to $275,000,000. Availability under the facility may be further increased to $300,000,000, subject to certain conditions including the absence of default. Other substantive terms of the agreement were not materially changed in the February or September amendments. In November 2005, we amended our credit facility to adjust the level of EBITDA and operating cash flow covenants, as defined. The testing of the EBITDA covenant is required when our availability under the facility is less than 10% of the facility on any given day. The amendment also specifies quarterly, rather than annual testing of the operating cash flow covenant beginning January 28, 2006 and continuing each quarter thereafter.

The actual availability under our credit facility is limited to 85% of eligible credit card receivables, plus the lesser of 68.25% to 75.50% of our eligible inventory, or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on our EBITDA, as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA. Interests in substantially all of our assets secure our obligations under the credit facility. As of October 29, 2005, we were in compliance with all covenants under this facility. Outstanding borrowings under the credit facility, including letters of credit, were $233.7 million and $131.4 million, as of October 29, 2005 and October 30, 2004, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $41.3 million as of October 29, 2005 and $43.6 million as of October 30, 2004. Outstanding letters of credit at October 29, 2005 and October 30, 2004, were $6.1 million and $4.9 million, respectively.

Income Taxes / Net Operating Loss Limitation. We have determined that a change in ownership, within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005.  This change in ownership imposes a limitation on the amount of our net operating losses that we may deduct for tax purposes in any given year. Our tax net operating loss carry forward on January 29, 2005 was approximately $35 million. The limitation restricts our deduction for net operating losses to $7.1 million in 2005, $17.0 million in 2006, and between $1.0 million and $4.4 million each year for four years thereafter. This annual limitation is cumulative. If not fully utilized within the year, it is carried forward for utilization in future years, in addition to the Section 382 limitation for those years. We do not expect this limitation to materially impact our future tax provision for financial reporting purposes.

Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements.  Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We currently plan to open six to eight stores in fiscal 2006, including two relocations. However, business conditions, business strategy or other factors may cause us to adjust such plans.

Additional needs for capital include funding seasonal inventory levels and operating losses due to our seasonality. We expect to continue to increase our direct product sourcing activities, requiring additional funding possibly through increased letters of credit or trade credit. We intend to satisfy our capital requirements over the next twelve months with cash flows from operations, funds available under our credit facility, equipment financing leases and/or funds from additional borrowing capacity. However, if changes in capital requirements occur, including trade credit, vendor terms or other factors detailed from time to time in our filings with the Securities and Exchange Commission, we may need to seek additional financing in the public or private capital markets. There is no assurance that financing will be available to us on acceptable terms.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations and letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of October 29, 2005, the minimum operating lease payments due within one year were $46.7 million. As of October 29, 2005, total minimum operating lease payments remaining over the life of the operating leases were $575.1 million. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters-of-credit were $6.1 million and $4.9 million at October 29, 2005 and October 30, 2004, respectively, and were related primarily to importing of merchandise and funding insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations. The merchandise purchases for which we do have firm commitments outstanding, in addition to letters-of-credit, was $2.2 million as of October 29, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $227.6 million at October 29, 2005 and averaged $198.8 million during the third quarter of fiscal 2005. If short-term floating interest rates on our average variable rate debt for the third quarter of fiscal 2005 had changed by 100 basis points, our interest expense would have increased by approximately $0.5 million, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances for each of the respective fiscal years.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cabela’s Incorporated

As reported in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, on July 2, 2004, we filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement dated May 16, 1996, with Cabela’s Incorporated.  On July 2, 2004, we also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a contingent trademark licensing provision of the Noncompetition Agreement is unenforceable.  Although the noncompetition provisions of the Noncompetition Agreement expired in June 2003, Cabela’s contends that the Noncompetition Agreement may require us to grant Cabela’s a license that would restrict our ability to use certain of our trademarks that were in existence in 1996 in a “direct marketing business” (as defined in the Noncompetition Agreement).  We filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Noncompetition Agreement.  Cabela’s denied the claims in the Complaint and the Arbitration Demand.

In May 2005, we terminated the arbitration proceeding as moot and moved forward in the federal court action to seek a declaration that the contingent trademark licensing provision of the Noncompetition Agreement is invalid and unenforceable.  On August 18, 2005, the district court issued a memorandum opinion and order on the limited question of whether the contingent trademark licensing provision is legally invalid as a noncompetition agreement.  The Court ruled that the provision is not legally invalid as a noncompetition agreement and dismissed the complaint.  The court also acknowledged that it had not been asked to determine, and was not determining, the scope of the contingent trademark license or the parties respective rights thereunder.  On November 10, 2005, we filed a motion for leave to amend our complaint against Cabela’s and assert additional defenses to Cabela’s claims regarding the enforceability of the contingent trademark license.  On December 7, 2005, a magistrate judge issued an order denying our motion to amend the complaint. The case remains pending because of certain counterclaims filed by Cabela’s which raise the issues discussed above, our additional defenses and other issues. We are not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time.  The outcome of this dispute may impact the manner in which we market our products in the future.  It is not expected to affect the marketing of our products through retail stores.

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

We believe that we, and the other defendants, have meritorious defenses to the lead plaintiffs’ claims and we have moved to dismiss the Consolidated Class Action Complaint. The Court heard our motion on December 2, 2005, but has not yet issued its ruling. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

Derivative Litigation

Our company, as a nominal defendant, and 12 of our present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against the individual defendants arising out of the same events that are alleged in the federal securities actions that are described above. Essentially, the complaint asserted that wrongful conduct by the individual defendants resulted in our company making false and misleading public statements, which in turn led to our company getting sued for federal securities fraud, which in turn has caused our company to lose market capitalization, reputation and goodwill. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation.   On May 6, 2005, we moved to dismiss the case. On August 30, 2005, the court issued a memorandum opinion and order dismissing the complaint on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so. The plaintiff has filed a motion for leave to amend its complaint.  The Court has not issued a ruling on this motion.  We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

10.1

Amendment Agreement No. 1, dated November 14, 2005, to Amended and Restated Loan and Security Agreement dated February 23, 2005, among the Registrant, Fleet Retail Group, Inc., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/ Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as collateral agent, and the lenders named therein

Incorporated by Reference (3)

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

(3)          Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on November 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDER MOUNTAIN COMPANY

Date: December 9, 2005	By:	/s/ Mark R. Baker
Mark R. Baker President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2005	By:	/s/ Dennis M. Lindahl
Dennis M. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

10.1

Amendment Agreement No. 1, dated November 14, 2005, to Amended and Restated Loan and Security Agreement dated February 23, 2005, among the Registrant, Fleet Retail Group, Inc., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/ Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as collateral agent, and the lenders named therein

Incorporated by Reference (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically