Form 10-K
period 2006-01-28
GANDER MOUNTAIN CO
filed 2006-04-13
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED JANUARY 28, 2006

Commission file number:  0-50659

GANDER MOUNTAIN COMPANY

(Exact name of Registrant as Specified in its Charter)

Minnesota	180 East Fifth Street, Suite 1300	41-1990949
(State or Other Jurisdiction of	Saint Paul, Minnesota 55101	(I.R.S. Employer
Incorporation or Organization)	(651) 325-4300	Identification No.)

(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐              Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $86,386,752 as of July 30, 2005, based upon the closing price of $11.47 on the Nasdaq National Market reported on July 30, 2005. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

As of April 4, 2006, the number of shares of common stock outstanding was 14,285,287.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s proxy statement for its 2005 annual meeting of shareholders to be held on or about June 8, 2006.

GANDER MOUNTAIN COMPANY
FORM 10-K
For the Fiscal Year Ended January 28, 2006

Gander Mountain®, Gander Mtn.®, Gander Mountain Guide Series®, We Live Outdoors®, our logos and the other trademarks, tradenames and service marks of Gander Mountain mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:

•       our ability to execute our current business strategy focusing on large-format stores;

•       our concentration of stores in the Great Lakes region of the United States and seasonal fluctuations in our business;

•       the weather conditions in the markets we serve;

•       our ability to raise capital in the future;

•       our lack of familiarity with markets in which we will open future stores;

•       our inability to locate suitable sites for new stores;

•       delays in new store openings;

•       our ability to attract and retain management talent and store employees;

•       disruptions or natural disasters at our distribution facility or that affect our information systems;

•       strain on our infrastructure, including increased demands on our information systems and distribution center resulting from our growth;

•       our ability to generate sales and control expenses in order to operate profitably;

•       changes in consumer preferences, general economic conditions or consumer discretionary spending;

•       our ability to respond to increased competition;

•       the loss of key vendors or manufacturers, including foreign manufacturers of our owned-brand merchandise;

•       changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms;

•       the impact of product liability claims, other litigation and government regulations; and

•       the controlling interest of the members of the Erickson family and their affiliates in our company and their ability to influence or control matters approved by our shareholders.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, known as the Commission, that advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.                Business

General

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base from 26 stores in 1997 to our current base of 98 conveniently located Gander Mountain outdoor lifestyle stores, providing five million square feet of retail space in eighteen states—Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. We anticipate opening six to eight new stores in 2006, including two relocations.

Since its origin in 1960, our brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities, based on our “We Live Outdoors” culture and theme. Our core strategy and focus is to provide our target customers with a unique combination of a broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. We tailor our merchandise assortments to take advantage of our customers’ seasonal and regional or local preferences. We seek to combine this broad product offering with superior customer service based on our store associates’ extensive product knowledge and outdoor-related experience.

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 100,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet with an outside selling area. Our stores are located with convenient access to a major highway. They have a warehouse-style shopping environment characterized by concrete floors, open bar-joist ceilings, high-density racking and wide aisles, which reinforces our overall value proposition to our customers and enables us to substantially increase the breadth and depth of our product and service offerings. Most of our large-format stores offer all-terrain vehicles (ATVs), and some carry an expanded assortment of fishing and recreational boats. Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other small engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. We utilize outside selling areas adjacent to some of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. As of January 28, 2006, 46 of our 98 stores were in our large format.

We were originally organized as a Delaware limited liability company on November 27, 1996, and we converted to a Delaware corporation on December 31, 2000. We reincorporated in Minnesota in January 2004 by merging into our wholly owned subsidiary formed solely for that purpose. We have been operating our current business since our initial organization in 1996. On April 26, 2004, we closed the initial public offering of our common stock. Our common stock is traded on the Nasdaq National Market under the symbol “GMTN.”  Our principal executive offices are located at 180 East Fifth Street, Suite 1300, Saint Paul, Minnesota 55101, and our general telephone number is (651) 325-4300.

We maintain a Web site at www.GanderMountain.com. The information contained on and connected to our Web site is not incorporated into this report. We make available free of charge on or through our

Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the Commission, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Commission.

Fiscal 2005 Highlights

•       We opened 19 new stores and relocated or consolidated three stores, expanding our industry-leading retail network to a total of 98 stores.

•       We achieved a 25% increase in sales by adding successfully to our new store base.

•       We entered four new states in the year—Arkansas, Kansas, Maryland and North Carolina—bringing our total number of states to 18, and we continued to increase our geographic diversity by adding five new stores in Texas and one in Colorado. We are building our penetration in southern and southeastern markets.

•       We strengthened our management team with the addition of Richard Vazquez, executive vice president, merchandising and marketing, and Eric Jacobsen, senior vice president, general counsel and secretary. In addition, David Pratt was elected to our Board and was subsequently appointed vice chairman. Mr. Pratt, the former chairman, president and chief executive officer of United Industries, which he founded in 1969, has provided valuable insight and experience to our board of directors.

•       We added significantly to the assortment of marine products we offer in our stores and tested the sale and rental of boats in selected markets.

•       We lowered the cost of opening a new store and reduced the level of inventory required for a new store.

•       We reduced inventory per square foot in our existing stores at the end of the fiscal year to $62, down 10% from $69 per square foot at the end of the prior year. The improvement reflects the success of our efforts to reduce inventory at all our stores, lower levels of clearance inventory as we completed our peak selling season and more effectively target our assortment in recently opened stores.

•       We installed a new materials handling system in our distribution center that enables us to supply our stores more effectively. We anticipate that this investment will enable us to service our store network through this single distribution center through at least fiscal 2007.

•       We completed the private placement of a $20 million floating-rate convertible subordinated note in August 2005 and expanded our line of credit in September 2005 to $275 million, which may be increased to $300 million subject to certain terms and conditions. In addition, we added a $20 million term loan to our existing credit facility in March 2006. We believe these arrangements, together with our operating cash flow, will provide adequate funding for our 2006 operations and planned store openings.

•       In the fourth quarter, we attained the highest operating margin in our company’s history. We achieved a 37% increase in operating income for the quarter on an 18% increase in revenue by effectively managing our product margins and our costs.

•       In the fourth quarter, our owned brand sales as a percent of total sales increased 380 basis points, from 8.7% to 12.5% of sales. At the same time, the owned-brand gross margin increased 350 basis points. Our owned-brand strategy is driven by the unmet needs of consumers in the marketplace and, together with the national brands we carry, enables us to offer a complete product assortment to our customers.

Our Brand’s History

After founding the company in Wilmot, Wisc., in 1960 as a catalog operation, the original owner of the Gander Mountain brand name developed one of the largest outdoor catalogs in the United States, with significant name recognition and brand equity within the outdoor lifestyle sector, and subsequently added a retail operation. In 1996, the former owner discontinued its catalog operations. In 1996 and 1997, Holiday Companies, which at the time owned and operated ten retail sporting goods stores, acquired the 17 existing Gander Mountain retail stores and began to leverage the historic Gander Mountain brand to build a new outdoor lifestyle business.

Our Growth Strategy

Our long-term strategic objectives are to:

•       build upon the Gander Mountain brand name and significantly expand our network of retail stores in order to capture additional market share;

•       offer our customers the best combination of a broad assortment of products and services, convenience and value in the outdoor lifestyle sector;

•       improve our profitability by leveraging our increasing scale to improve margins and enhance productivity, and by controlling expenses; and

•       develop Internet and catalog selling capabilities in order to offer our customers more shopping opportunities.

Expand Our Network of Retail Stores

Consolidate an Underserved Market.   We believe that our unique retail concept has broad appeal and that there are significant opportunities for profitable new store expansion to both capture additional market share and diversify our operations within the large, highly fragmented and underserved outdoor lifestyle market. We intend to open stores in new markets and to further penetrate our existing markets to capture additional market share. We opened 19 stores in fiscal 2005, all of them in our large format, including 17 new stores and the relocation of two smaller stores to sites with our new, large-store format. We also completed major remodels on two of our existing 31,000 square foot stores, increasing the selling square footage by approximately 15%, and increased the merchandise capacity by adding higher density fixtures. In addition, we expanded our Green Bay, Wisc., location to approximately 50,000 square feet and significantly increased the selling square footage in the store. We closed our small-format store in Bloomington, Minn., in October, shortly before the lease expired. That store was located only ten miles from a large-format store opened in 2003.

We plan to open six to eight additional stores in fiscal 2006 in both existing and new markets, including two relocated or consolidated stores, and to remodel one small-format store. We have already announced new stores opening in spring 2006 in Mooresville, N.C.; Tyler, Tex.; and Blaine, Minn., which is a replacement store. For fall 2006, we have announced that we will open stores in Lake Mary, Fla., and Charleston, W. Va. We plan to announce additional fall openings later this year.

Employ a Flexible Real Estate Strategy.   We employ a flexible real estate strategy utilizing different store sizes depending on market characteristics, demographics and availability of sites. We strategically locate our outdoor lifestyle stores in suburban and rural areas with a high concentration of our target outdoor enthusiast customers and near hunting, fishing, camping, boating and other outdoor recreation destination areas. Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates.

Control Building Costs to Maximize Expansion of Our Retail Network.   We continually monitor and seek to optimize our investment in our stores on a per-store basis. We do this by building no-frills warehouse-style stores, allowing our broad assortment of merchandise to provide the décor rather than investing in elaborate interiors, and using recycled real estate where available. We have determined that we can reduce the average size of our stores somewhat by utilizing outdoor selling space to display large items like ATVs and trailers, thus reducing our rent per store while still accommodating our full assortment. We believe that our ability to control our investment per-store will allow us to maximize the expansion of our network of conveniently located retail stores.

Offer Our Customers the Best Combination of a Broad Assortment of Outdoor Lifestyle Products and Services, Convenience and Value

Offer a Broad Assortment of Outdoor Lifestyle Products.   We offer a broad assortment of outdoor equipment, accessories, related technical apparel and footwear. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. We tailor our merchandise assortments to take advantage of our customers’ seasonal preferences, as well as regional or local preferences. Another important element of our merchandise strategy is the anticipation of merchandise trends and consumer preferences as we aim to be the first to market with new and innovative products. We continually assess opportunities to add complementary product lines desired by our customers. We seek to combine this broad product offering with superior customer service based on our store associates’ extensive product knowledge and outdoor-related experience.

Offer Convenience.   We believe our ability to tailor the size of our stores to the needs of each market and utilize both new and recycled real estate enables us to target both larger and mid-sized markets and to cluster our stores in key markets, such as the Minneapolis/St. Paul metro area and Houston. Therefore, we provide our customers more convenient shopping opportunities closer to where they live, work or enjoy their recreational activities than certain of our larger competitors who specialize in building a more limited number of large destination retail stores.

Offer Value.   Our pricing policy is to offer our customers the best value on our broad assortment of products and services. We believe our competitive pricing reinforces our strong value proposition and instills price confidence in customers in each of our markets. We achieve price leadership through our commitment to an every-day-low-price strategy and supporting policies such as our “Low Price Guarantee.” Our store format reinforces this commitment to value.

Offer Convenient Expert Services.   As the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services, we have a unique opportunity to become the “provider of choice” for a broad range of outdoor-related customer services. Our convenient locations make it easy for our customers to rely on us to provide expert services to enhance their outdoor experiences. We plan to build on our current base of services to strengthen our position as the solution to all of our customers’ needs for outdoor recreation. We are the largest employer of professional gunsmiths in the country, with gunsmiths in almost all of our stores and a larger central facility in our Kenosha, Wisc., store to provide advanced services. We also have archery technicians in every store to provide customization and repair services for archery enthusiasts, and we have archery shooting lanes in our large-format stores. Our large-format stores typically offer a power shop that provides repair services for ATVs, boats and any other small engines. We also offer fishing reel line winding, hunting and fishing license sales and other value-added technical support services. We continually assess opportunities to add complementary services desired by our customers.

We use the Gander Lodge in each of our stores to provide a number of classes and demonstrations that contribute to our customers’ enjoyment of their outdoor activities. Many of these sessions are conducted by our knowledgeable associates, who provide expert advice to our customers every day. We conduct a number of gun-safety classes, and in many of our markets we are the leading provider of hunter education.

Add New Products and Services to Continually Meet Customers’ Needs.   We use input from our customers to add to our already extensive assortment of products and services to better meet the needs of our customers. In fiscal 2005, we expanded our assortment of marine-related products, expanding categories such as marine electronics, trolling motors, boat maintenance, seats and trailer products. We also tested the sale, service and rental of fishing and family recreation boats in some of our large-format stores in fiscal 2005 as a natural extension of our product offerings. We plan to expand this test in fiscal 2006. Because we have the ability to repair small engines in all but one of our large-format stores, we were able to add Honda generators to the product assortment in most of our large-format stores in fiscal 2005 and Yamaha boat engines in stores that sell power boats.

Improve Our Productivity and Profitability

Implement Operating Initiatives.   We are pursuing a number of initiatives designed to improve product margin, including sourcing more of our product directly and expanding the penetration of our owned-brand merchandise where appropriate. Other initiatives are designed to streamline our supply chain and improve inventory turnover, reduce inventory per store, fine-tune store labor costs by eliminating non-selling tasks and control corporate expenses.

We measure performance using key operating statistics such as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales. Store operating contribution, which is calculated by deducting a store’s operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis. In addition, general and administrative expenses are monitored in absolute amounts, as well as on a percentage-of-sales basis.

Leverage Our Increasing Scale.   We are also focused on increasing our store operating margins and profitability through improved purchasing leverage as we grow and develop stronger relationships with our vendors. We also benefit from further leverage of the infrastructure investments we have made in the areas of information systems, merchandising and advertising. We believe our ability to tailor the size of our stores and build clusters in key markets, such as the Minneapolis/St. Paul metro area and Houston, enables us to take advantage of economies of scale in advertising, promotion and distribution costs in those markets.

Over the past several years, we have made significant investments in our infrastructure, including our information systems, distribution capabilities and management ranks, to support our accelerating growth. We use enterprise-wide merchandise and financial systems from Oracle, which we believe are highly scalable.

Our Products and Services

The key elements of our merchandise strategy that reinforce our “We Live Outdoors” culture and theme are:

•       offer an extensive selection of products at highly competitive prices on an everyday basis in a large-format, warehouse-style store that reinforces our strong value proposition;

•       focus on nationally branded products;

•       complement our branded product offering with our proprietary Guide Series brand;

•       tailor our merchandise assortment to each local market to take advantage of the seasonal nature of our customers’ outdoor activities as well as regional preferences;

•       introduce new, on-trend merchandise early in its product life-cycle; and

•       support our customers with a superior level of assistance, product expertise and value-added, in-store technical support services.

Product Offerings

We offer a broad and deep assortment of equipment, apparel, footwear, related accessories and consumable supplies to meet the outdoor activity needs of our customers. The extensive breadth and depth of our product offerings allow us to carry a full range of merchandise at price points within each category to appeal to customers ranging from the beginner to the expert.

Another important element of our merchandise strategy is anticipating new merchandise trends and consumer preferences and attempting to be the first to market with new products. Our goal is to capitalize on new merchandise trends early in their product life cycles. We are able to do this by frequent communications between our customers, store associates, buyers and vendors, and by utilizing consumer research.

The following table shows our sales during the past three fiscal years by product category:

Category	Fiscal 2005	Fiscal 2004	Fiscal 2003
Hunting	43.2%	42.1%	41.2%
Fishing and Marine	15.6	16.3	18.0
Camping, Paddlesports and Backyard Equipment	7.2	8.2	8.6
Apparel and Footwear	26.4	26.9	27.2
Power Shop and Other	7.6	6.5	5.0
Total	100.0%	100.0%	100.0%

Hunting.   Hunting is our largest merchandise category, representing approximately 43% of our sales during fiscal 2005. Our hunting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and sport shooting. Gunsmith services and archery technicians support our hunting assortments to service the complete needs of the hunter.

Our hunting assortment includes a wide variety of firearms, including rifles, shotguns, handguns, air guns and black powder muzzle loaders. We also buy and sell used firearms. In addition to firearms, we carry a wide selection of products in the ammunition, hunting equipment, optics, dog training, archery and food plots/feeding categories.

Fishing and Marine.   Fishing and marine merchandise represented approximately 16% of our sales during fiscal 2005 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning angler and the weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in the tackle supplies, electronics, fly-fishing, ice-fishing and marine accessories categories. We also provide fishing line winding services in all of our stores and live bait in most of our large-format stores. Our marine assortment includes products for boat care and maintenance, as well as safety equipment and products for fun on the water, such as wake boards and tubes.

In fiscal 2005, we increased our assortment of marine-related products, expanding categories such as marine electronics, trolling motors, boat maintenance, seats and trailer products.

Camping, Paddlesports and Backyard Equipment.   Camping, paddlesports and backyard equipment represented approximately 7% of our sales during fiscal 2005. Our camping assortment primarily focuses on family camping and the weekend hiker, and includes the camping, paddlesports, backyard cooking and entertainment, and food processing product categories.

Apparel and Footwear.   Our apparel and footwear product categories include both technical gear and lifestyle apparel for the active outdoor enthusiast. Apparel and footwear represented approximately 26% of our sales during fiscal 2005, and our assortments in these categories include fieldwear, sportswear and workwear. Fieldwear apparel and footwear offer technical performance capabilities for a variety of hunting activities, including upland, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control and visual capabilities, including camouflage and blaze orange. Outerwear, particularly performance rainwear, is an important category for customers who are fishing, hiking, hunting or marine enthusiasts. We complement our technical apparel with an assortment of casual apparel and footwear that fits our customers’ lifestyles, as well as workwear and boots.

Power Shop and Other.   Our large-format stores carry an assortment of ATVs and ATV accessories used primarily for hunting and fishing, as well as power tools and boat motors. We are one of the largest ATV dealers in the country. In addition to selling a high volume of units, we typically sell a significant amount of accessories with each vehicle. Our customers view ATVs as working vehicles and appreciate the broad assortment of accessories and attachments we carry to enhance their effectiveness. These attachments range from simple trailers and blades to expensive cultivators that hunters use to plant food plots for game on their hunting land.

Our expansion into the ATV market led us to develop our power shop services. ATV service shops provide a full range of services and parts and are staffed with technicians trained for most of the makes and models, as well as other small engines. As we have expanded our offering of boats, our power shop services have expanded to provide marine small engine and other repairs. Our growing power shop expertise enabled us to add Honda generators to our product assortment in most of our large-format stores in fiscal 2005.

In 2005, we also began testing the sale of three lines of Genmar fishing and family recreation boats—Stratos®, Champion® and SeaSwirl®—in eight of our large-format stores. We carried boats in sizes from 17 to 23 feet in a price range of approximately $16,000 to $41,000. These models are a natural extension of our existing product offerings of small fishing boats, kayaks, canoes and small boat motors. We also began testing the rental of Genmar’s Triumph® line of boats in fiscal 2005. These boats were available in sizes from 12 to 19 feet, with Yamaha engines ranging from 25 horsepower to 115 horsepower. We plan to continue these test programs in 2006 and modify our offerings in response to customer preferences. In stores where we sell power boats, we also sell Yamaha engines.

In March 2006, we announced a partnership with Crystal-Pierz Marine, the largest-volume dealer of Glastron®, Crestliner®, Lund and Bennington boats in the world. Under this program, Crystal-Pierz Marine will share its expertise in retail boat sales and provide consultants to train sales associates in Gander Mountain’s stores in Forest Lake, Minn., and Baxter, Minn., as well as provide support for customer financing and back office functions.

Other products include cabin and ranch décor items, gifts, books, videos and food.

In fiscal 2004, we acquired a small travel business that specializes in packaging hunting and fishing trips to domestic and international destinations and providing expert advice on selecting outdoor destinations, accommodations and guide services. Our Outdoor Expeditions staff has accumulated a wealth of knowledge and expertise in packaging rewarding hunting and fishing vacations. We do not own or lease any hunting land or provide guide services.

Focus on Branded Products

Our primary merchandise focus is to offer our customers a broad selection of competitively priced national and regional brand products, which represent in excess of 80% of our total sales. Our national-

brand focus is driven by our customers’ buying preferences for national brands and the fact that the national-brand manufacturers are often responsible for most of our industry’s new product innovation and development. We not only offer an extensive breadth of brands across multiple product categories, but also offer extensive depth of product within most brands.

Another important element of our branding strategy is the development of a strong owned brand, Guide Series, by leveraging the strength of our brand image to create our own line of high-quality products. Our owned-brand strategy is designed to augment our assortment of nationally and regionally branded merchandise with our owned-brand products in select merchandise categories. While the majority of owned-brand products are in the apparel category, we also offer owned-brand equipment.

Our Guide Series products are designed and priced to offer our customers the quality characteristics of many of our branded products at a price that reflects exceptional value. We believe that by offering a high-quality, competitively priced owned brand, we create an even more compelling value proposition for our customers. Our owned-brand product is sourced from a diversified group of established vendors. It accounted for 9.5% of our total sales in fiscal 2005 and approximately 7% to 8% in both fiscal 2004 and fiscal 2003.

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

Services

We provide our customers with a wide range of in-store, value-added, technical support services. Nearly all of our stores offer full-service gunsmith shops, archery technicians, fishing-reel line winding, and hunting and fishing license sales. We also offer small-engine repair services at all of our stores that sell ATVs, including servicing boat motors. We believe that offering these services is not only consistent with our goal of offering products and services for all our customers’ outdoor lifestyle needs, but also is an important driver of additional sales by building customer traffic and enhancing our relationships with our customers. We believe the ability to provide the necessary technical support in our major product categories is essential to our positioning in the outdoor lifestyle market. We also provide training and seminars for our customers, including gun-safety training, in all our stores.

Pricing

Our pricing policy is to maintain prices that are competitive in our markets. We believe our competitive pricing strategy reinforces our strong value proposition, instills price confidence in both our customers and our store associates, and is a critical element of our competitive strategy. We achieve price leadership through our commitment to an every-day-low-price strategy and supporting policies such as our “Low Price Guarantee.”

Store Design and Visual Merchandising

We design our large-format, warehouse-style stores to create an exciting shopping environment and to highlight our extensive product assortment. We use our store design and layout to emphasize our positioning as a value-oriented outdoor lifestyle retailer. We use a variety of display fixtures, in-aisle merchandise displays, tables and end-caps to create a functional design that enables us to expand and adjust the size of our merchandise offerings by season and market.

Purchasing and Distribution

Our merchandising team is responsible for all product selection and procurement except for certain purchases by our store managers to address local customer preferences or seasonal considerations. In addition, our merchandising team’s responsibilities include the determination of initial pricing, product marketing plans and promotions, and coordination with our merchandise planning and allocation team to establish inventory levels and product mix. Our merchandising team also regularly communicates with our store management to monitor shifts in consumer tastes and market trends.

Our merchandise planning and allocation team is responsible for merchandise distribution, inventory control, and the Oracle Retail automatic replenishment purchasing and allocation system. This team also coordinates the inventory levels necessary for each advertising promotion with our buyers and our advertising department, tracking the effectiveness of each advertisement to allow our buyers and our advertising department to determine the relative success of each promotional program. Other responsibilities include price changes, creation of purchase orders and determination of store-level inventory.

We purchase merchandise from over 2,100 vendors, we have no long-term purchase commitments, and no single vendor represented more than 3% of our purchases during fiscal 2005.

We operate a 225,000-square-foot distribution center to which vendors ship merchandise, where it is processed as necessary and then shipped to our stores. In addition, 15% to 20% of our merchandise is shipped directly to our stores by the vendors. In fiscal 2005, we invested approximately $2.7 million to upgrade the product-handling equipment in our distribution center and we leased additional space in a nearby facility to stage merchandise for our new stores and accommodate seasonal peaks. We believe that these enhancements will, over time, improve our effectiveness and efficiency and will, with other product distribution strategies, enable us to continue to service our stores out of our existing distribution center through at least fiscal 2007.

Marketing and Advertising

Our marketing strategy communicates our “We Live Outdoors” culture and theme and is designed to emphasize Gander Mountain’s position in the market as a leader in selection, service and competitive pricing in our core categories—hunting, fishing, camping and boating. In addition, we seek to develop a unique relationship with our customers and establish our store associates as true experts in their field.

We use a combination of print, radio, television, and outdoor advertising to communicate our message. Our primary advertising vehicle is our print advertising program, using a combination of newspapers and direct mail appropriate to our markets. Our advertising calendar focuses on the key hunting, fishing and camping seasons. We also utilize radio advertising, television advertisements, sponsorships of key sporting events and fishing tournaments, event marketing and grassroots marketing through support of community organizations. In addition, our “We Live Outdoors” television show airs on the Outdoor Life Network.

A significant element of our local and grassroots marketing effort is the utilization of our Gander Mountain Lodge. The Lodge is a designated space in nearly all our stores that serves as a meeting place for local outdoor groups. Our store management schedules presentations and training seminars from our world-class pro-staff in conjunction with natural resource organizations, including local chapters of Ducks Unlimited, Pheasants Forever, Muskies, Inc. and scout troops. The Lodge is also used for firearms training and youth certification, making us one of the largest providers of hunter safety training in the country.

Retail Stores and Markets

Store Locations

The following table lists the location by state of our 98 stores open as of January 28, 2006:

State	Number of Stores	State	Number of Stores
Arkansas	1	Minnesota	13
Colorado	2	New York	9
Illinois	4	North Carolina	1
Indiana	5	North Dakota	1
Iowa	2	Ohio	9
Kansas	1	Pennsylvania	11
Kentucky	1	Texas	8
Maryland	1	Virginia	1
Michigan	14	Wisconsin	14

We have announced plans to open six to eight new stores in 2006, including two relocations. We have already announced new stores opening in spring 2006 in Mooresville, N.C.; Tyler, Tex.; and Blaine, Minn., which is a replacement store. For fall 2006, we have announced that we will open stores in Lake Mary, Fla., and Charleston, W. Va., and we plan to announce more fall store openings later this year. These new stores will further increase our geographic diversity.

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

Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates. We have the flexibility to adapt our store model from 30,000 square feet up to 100,000 square feet. We are now building our large-format stores primarily at 60,000 to 65,000 square feet, and we prefer sites where we can include an outside selling area to display large items such as kayaks, canoes and ATVs. We believe that there is ample availability of recycled real estate at reasonable occupancy costs to accommodate a significant portion of our future growth. We believe that our flexible real estate strategy will assist us in meeting our expansion objectives and operating with reasonable occupancy costs.

Our expansion strategy is to open stores in both new and existing markets. In our existing markets, we will add stores to further penetrate certain market areas. In certain situations, opening new stores in existing markets will negatively impact comparable store sales for a period of time; however, by clustering our stores, we seek to gain additional market share and take advantage of economies of scale in advertising, promotion, distribution and management supervisory costs. In new markets, we generally seek to expand in geographically contiguous areas in order to build on our experience in the same or nearby regions.

Information Systems

Over the past several years, we have made significant investments in our infrastructure, including our information systems, distribution capabilities and management ranks, to support our accelerating growth. We use enterprise-wide merchandise and financial systems from Oracle, which we believe are highly scalable.

Seasonality

Our business is subject to seasonal fluctuations. We generate approximately 62% of our sales in the third and fourth quarters, which are primarily associated with the fall hunting seasons and the holiday season. Customers’ demand for our products, and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. In addition, we typically open a greater number of new stores during the second half of the year, which further increases the percentage of our sales generated in the third and fourth fiscal quarters. We also incur significant additional expenses in the third and fourth fiscal quarters due to higher volume and increased staffing in our stores.

Employees

As of January 28, 2006, we had approximately 5,600 associates, approximately 2,200 of whom were employed by us on a full-time basis. We also employ additional associates during peak selling periods. We consider our relationships with our associates to be good. None of our associates is covered by a collective bargaining agreement.

Competition

We operate in a large, highly fragmented and competitive industry, which we believe is currently underserved at the retail level. The outdoors is an integral part of many Americans’ lifestyles. We believe the principal competitive factors in our industry are breadth and depth of product selection, value pricing, convenient locations, technical services, and customer service. Our principal competitors include the following:

•       local specialty stores;

•       large-format entertainment-focused outdoor retailers, such as Cabela’s and Bass Pro;

•       other outdoor-focused chains, such as Sportsman’s Warehouse;

•       catalog and Internet-based retailers, such as Cabela’s, Bass Pro and The Sportsman’s Guide;

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

Large-Format Entertainment-Focused Outdoor Retailers.   These large-format retailers generally range in size from 100,000 to 250,000 square feet and seek to offer a broad selection of merchandise focused on hunting, fishing, camping and other outdoor product categories. The format of these stores seeks to combine the characteristics of an outdoor retailer with outdoor entertainment and theme attractions. Due to their large size and significant per-store cost, we believe the number of these stores that can be supported in any single market area is limited.

Other Outdoor-Focused Chains.   These other chains, typically ranging from two to 25 stores, focus on offering a broad selection of merchandise in one or more of the following product categories—hunting, fishing, camping or other outdoor product categories. The largest of these chains is significantly smaller than our company and we believe that other outdoor-focused chains generally do not offer a similar depth and breadth of merchandise in all of our product categories.

Catalog and Internet-Based Retailers.   These retailers sell a broad selection of merchandise through the use of catalogs and the Internet. The products are competitively priced and the direct channel offers relative convenience to customers. However, catalog and Internet retailers are not able to provide face-to-face customer service and support, nor offer the expert technical, repair and other services that are provided at our retail stores.

Traditional Sporting Goods Chains.   These stores generally range from 20,000 to 80,000 square feet and offer a broad selection of sporting goods merchandise covering a variety of sporting goods categories, including hunting, fishing and camping. However, we believe the amount of space devoted to our outdoor product categories limits the extent of their offerings in these areas.

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

Government Regulation

Because we sell firearms at all of our retail stores, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives, or BATFE. Each store has a federal firearms license permitting the sale of firearms, and our distribution center has obtained a federal firearms license to store firearms. Our federal firearms licenses permit gunsmith activities at each of our stores. We have also obtained a federal license to sell black powder used to shoot muzzle-loading firearms at certain of our stores. Certain states require a state license to sell firearms and we have obtained these licenses for the states in which we operate.

We must comply with federal, state and local regulations, including the federal Gun Control Act of 1968, which require us, as a federal firearms licensee, to perform a pre-sale background check in connection with all firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System, or NICS, or a comparable state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale or require that the sale be delayed for further review, and provide us with a transaction number for the proposed sale. We are required to record the transaction number on BATFE Form 4473 and retain this Form 4473 in our records for 20 years for auditing purposes for each approved, denied or delayed sale. We are also subject to numerous other federal, state and local laws regarding firearm sale procedures, record keeping, inspection and reporting.

We are also subject to certain federal, state and local laws and regulations relating to the protection of the environment and human health and safety. We believe that we are in substantial compliance with the terms of such laws and that we have no liabilities under such laws that we expect could cause a material adverse effect on our business, results of operations or financial condition.

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

Executive Officers

The following table sets forth the name, age and positions of each of our executive officers as of April 1, 2006:

Name	Age	Position
Mark R. Baker	48	President, Chief Executive Officer and Director
Dennis M. Lindahl	53	Executive Vice President, Chief Financial Officer and Treasurer
Richard J. Vazquez	47	Executive Vice President, Merchandising and Marketing
Andrew P. Carlin	42	Senior Vice President, Store Operations
Eric R. Jacobsen	49	Senior Vice President, General Counsel and Secretary
Sharon K. Link	44	Senior Vice President, Supply Chain, Chief Administrative Officer and Assistant Treasurer

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

Dennis M. Lindahl was appointed to the office of treasurer in February 2004 and has served as our executive vice president and chief financial officer since July 2003. He served as our secretary from February 2004 to May 2005, our assistant secretary from February 1997 through January 2004 and our acting chief executive officer from February 1997 through November 1997. In 1986, Mr. Lindahl joined Holiday Companies following ten years with Arthur Andersen LLP and served as Holiday Companies’ vice president and chief financial officer from April 1997 through December 2003.

Richard J. Vazquez joined our company as executive vice president, merchandising in August 2005 and assumed responsibility for marketing in November 2005. Prior to joining our company, Mr. Vazquez served in various positions at Home Depot Inc. from 1994 to 2005, most recently as vice president, merchandising and marketing, Mexico Division. He served as vice president, merchandising and marketing for Home Depot’s Expo Design Center from 2002 to 2004; and general merchandising director, Chile and Argentina, from 1996 to 2001.

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

Eric R. Jacobsen joined us in May 2005 as senior vice president, general counsel and secretary. From November 1998 to November 2004, he served as general counsel for Northwestern Corporation, serving most recently as senior vice president and general counsel, and from 1995 to 1998 he served as vice president, general counsel and secretary of Lodgenet Entertainment Corporation. Previously, he was a partner in the law firm of Manatt, Phelps & Phillips in Los Angeles, California, specializing in corporate finance, mergers and acquisitions.

Sharon K. Link was named senior vice president, supply chain, in November 2005. She was appointed chief administrative officer in May 2005 and was appointed to the office of assistant treasurer in March 2004. She joined us in October 2003 as senior vice president, finance and administration. Prior to joining our company, Ms. Link served as chief financial officer, chief administrative officer and vice president-finance of Golf Galaxy, Inc. from 1997 to 2003. Prior to joining Golf Galaxy, Ms. Link served as the chief financial officer and vice president-finance of Pet Food Warehouse, Inc. from 1993 to 1997.

ITEM 1A.        Risk Factors

Risks Related to Our Business

Our current business strategy that focuses on large-format retail stores has not been proven successful on a long-term basis and may negatively impact our operating results.

In fiscal 2003, we began implementing our current business strategy that focuses on large-format retail stores. The viability of this business strategy has not been proven on a long-term basis. We have transitioned from opening approximately 30,000-square-foot stores to predominantly opening stores ranging from 50,000 to 100,000 square feet. The results we achieved at our small-format stores may not be indicative of the results that we may achieve at our new large-format stores. The large format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower-margin merchandise in our large-format stores differs from the merchandise mix in our small-format stores, and therefore, may negatively impact our gross margins in our large-format stores. We cannot assure you that we will be successful in operating our large-format stores on a profitable basis. If a large-format store is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable small-format store.

Our concentration of stores in the Great Lakes region of the United States makes us susceptible to adverse conditions in this region, including atypical weather.

The majority of our stores are located in the Great Lakes region of the United States. Our growth may result in other regional concentrations over time, such as in Texas. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in this region may also affect our sales. If the region were to suffer an economic downturn or other adverse event, our operating results could suffer.

Our results of operations may be harmed by unseasonably warm winter weather conditions. Many of our stores are located in areas that traditionally experience seasonably cold weather. Abnormally warm weather conditions could reduce our sales of seasonal items and harm our operating results. Moreover, significant snowfalls or other adverse weather on peak shopping days, particularly during the holiday season, could impact our sales if potential customers choose not to shop during those days.

Our operating results are subject to seasonal fluctuations.

We experience substantial seasonal fluctuations in our sales and operating results. We generated approximately 62% of our net sales in our third and fourth quarters of fiscal 2005, which include the peak hunting and holiday seasons. We incur significant additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in significantly lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline significantly.

The growth of our business is dependent upon the availability of adequate capital.

The growth of our business depends on the availability of adequate capital, which in turn depends in large part on cash flow generated by our business and the availability of equity and debt financing. We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under the credit facility. Moreover, the actual availability of funds under our credit facility is limited to specified percentages of our eligible inventory and credit card receivables. Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our credit facility. As a result, we cannot assure you that we will be able to finance our future expansion plans.

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

Pursuant to our growth strategy, we are opening stores in new markets. In these new markets, we may have less familiarity with local customer preferences, difficulties in attracting customers due to a reduced level of customer familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other challenges. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure you that we will be successful in operating our stores in new markets on a profitable basis.

Our expansion strategy includes further penetration of our existing markets, which could cause sales at our existing stores to decline.

Pursuant to our expansion strategy, we are opening additional stores in our existing markets. Because our new, larger stores typically draw customers from a greater area, a new store may draw customers away from any existing stores in the general service area and may cause sales performance and customer counts at those existing stores to decline, which may adversely affect our overall operating results.

An inability to find suitable new store sites or delays in new store openings could materially affect our financial performance.

In order to meet our growth objectives, we will need to secure an adequate number of suitable new store sites. We require that all proposed store sites satisfy our criteria regarding cost and location. In addition, we are experiencing increased competition for store sites as our competitors seek to expand. We cannot assure you that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.

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

Our performance depends largely on the leadership efforts and abilities of our senior management, including our chief executive officer and president, Mark Baker; our executive vice president and chief financial officer, Dennis Lindahl; our executive vice president, merchandising and marketing, Richard Vazquez; our senior vice president, store operations, Andrew Carlin; our senior vice president and general counsel, Eric Jacobsen; and our senior vice president, supply chain and chief administrative officer, Sharon Link. None of our employees, except these executive officers, have an employment agreement with us and we do not have key person insurance covering any of our employees. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner.

We rely on a single distribution center, and if there is a natural disaster or other serious disruption at the facility, we may be unable to deliver merchandise effectively to our stores.

We rely on a single distribution center in Lebanon, Indiana. Any natural disaster or other serious disruption at this facility due to fire, tornado, flood or any other cause could damage our on-site inventory or impair our ability to use our distribution center as a docking location for merchandise. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores and harm our operating results.

Our planned growth may strain our business infrastructure, which could adversely affect our operations and financial condition.

Over time, we expect to significantly expand the size of our retail store network. As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems could have a material adverse effect on our operating results. In addition, the retention of additional personnel and the implementation of changes and enhancements to our systems will require capital expenditures and other increased costs that could also have a material adverse impact on our operating results.

Our expansion in new and existing markets may also create new distribution and merchandising challenges, including strain on our distribution center, an increase in information to be processed by our management information systems and diversion of management attention from operations towards the opening of new stores and markets. Based on our current growth strategy, we will need to increase our distribution capabilities within the next few years, which could disrupt our business operations. To the extent that we are not able to meet these additional challenges, our sales could decrease and our operating expenses could increase.

Our ability to operate profitably is uncertain.

Through much of our history, we have experienced net losses and negative cash flow from operations. As of January 28, 2006, we had an accumulated deficit of $38.5 million. We have increased our expenses significantly to expand our store base. We may not generate sufficient revenue to offset these expenditures and may incur losses that we would not incur if we developed our business more slowly. If our revenue grows more slowly than we anticipate, or if our cost of goods sold or operating expenses exceed our expectations, our operating results would be harmed and the trading price of our common stock could suffer.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including store managers, assistant managers, customer service representatives and store associates, who understand and appreciate our “We Live Outdoors” culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees is currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

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

Our ability to use certain of our trademarks in direct marketing activities is uncertain.

We and one of our competitors, Cabela’s Incorporated, have a dispute regarding the enforceability and scope of a non-competition agreement entered into in 1996. Although the non-competition provisions of the agreement expired in June 2003, our competitor contends that a contingent trademark licensing provision may require us to grant it a license that would restrict our ability to use certain of our trademarks that were in existence in 1996 in a “direct marketing business” (as defined in the agreement). In July 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking clarification as to the interpretation and enforceability of the non-competition agreement. In August 2005, our complaint was dismissed without resolving our competitor’s counterclaim to enforce the contingent trademark provision. In December 2005, the court denied our motion to amend the complaint but granted our motion to amend our reply to the counterclaim, which permits us to raise our issues regarding the enforceability and scope of the contingent trademark provision. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. The contested agreement with Cabela’s affects only the use of certain trademarks and does not prohibit us from engaging in Internet and catalog sales activities utilizing other trademarks not in dispute. Although the outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future, it is not expected to have any impact on the marketing of our products through our retail stores.

We may be named in litigation, which may result in substantial costs and divert management’s attention and resources.

We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with product liability. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, as well as general and product liability insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of litigation and this litigation may result in substantial costs and divert management’s attention and resources.

Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

Our comparable store sales have fluctuated significantly. Changes in our comparable store sales results could adversely affect the price of our common stock. Among the factors that have historically affected, and will continue to affect, our comparable store sales are: competition, our new store openings, general and regional economic conditions, consumer trends and preferences, timing and effectiveness of promotional events, loss of key vendors, disruption to our supply chain, seasonality, natural disasters and adverse weather. There is no assurance that we will be able to maintain or increase our comparable store sales over time.

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

•       computer viruses; and

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

If any of our key vendors or manufacturers fails to supply us with merchandise or changes key business terms, we may not be able to meet the demands of our customers and our sales could decline.

We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our stores. Our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other foreign countries and we source products from third-party manufacturers in foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. In addition, to the extent that any foreign supplier utilizes labor or other practices that vary from those commonly accepted in the U.S., we could be adversely affected by any resulting negative publicity or otherwise. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could negatively impact our results. Our operating results could also suffer if we are unable to promptly replace a vendor or manufacturer who is unwilling or unable to satisfy our requirements with a vendor or manufacturer providing equally appealing products.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We have considered acquisitions in the past and we may from time to time acquire complementary businesses in the future. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general store-operating procedures. If we fail to successfully integrate acquired companies, our business could suffer. In addition, the integration of any acquired business, and its financial results, into ours may adversely affect our operating results.

Risks Related to Our Industry

A downturn in the economy may affect consumer purchases of discretionary items, which could harm our operating results.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others:

•       general business conditions,

•       interest rates,

•       inflation,

•       the availability of consumer credit and consumer debt levels,

•       taxation,

•       energy and fuel prices,

•       unemployment trends,

•       natural disasters,

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

The retail market for outdoor products is highly fragmented and competitive, with competition increasing in recent periods. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than we do. In addition, most of our largest competitors have undertaken accelerated growth strategies. We compete directly or indirectly with the following categories of companies:

•       local specialty stores;

•       large format entertainment-focused outdoor retailers, such as Cabela’s and Bass Pro;

•       other outdoor-focused chains, such as Sportsman’s Warehouse;

•       catalog and Internet-based retailers, such as Cabela’s, Bass Pro and The Sportsman’s Guide;

•       traditional sporting goods chains, such as The Sports Authority, Dick’s Sporting Goods and Academy;

•       discount chains and mass merchants, such as Wal-Mart, Kmart and Target Corporation; and

•       marinas and marine supply stores, such as West Marine and Boater’s World.

Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion, which could erode our margins. Increased competition in markets in which we have stores or the adoption by competitors of innovative store formats, aggressive pricing strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product liability claims relating to our sale of outdoor equipment and firearms, and our insurance may not be sufficient to cover damages related to those claims.

We may incur damages due to lawsuits relating to outdoor equipment that we sell. For example, we sell tree stands, which are equipment that hunters attach to trees to allow them to sit above the ground while hunting, and we have been sued in the past and may incur damages in the future due to lawsuits relating to injuries or deaths associated with the tree stands sold by us. We may also be subject to lawsuits relating to the design, manufacture or sale of our owned-brand products. In addition, we sell and service rifles, shotguns and handguns, along with archery equipment, which are products that are associated with an increased risk of injury and death. We may incur damages due to lawsuits relating to the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearm manufacturers and retailers relating to the misuse of firearms. We may be subject to lawsuits relating to our performance of background checks on firearms purchasers as mandated by state and federal law. We also sell and service boats and all-terrain vehicles (ATVs), which are motorized vehicles designed for off-road use. Lawsuits relating to the products we sell could result in substantial liability, which would adversely affect our business and financial condition. There is a risk that claims or liabilities relating to products we sell will exceed our insurance coverage and we may be unable to retain adequate liability insurance in the future. In addition, the commencement of lawsuits against us relating to our sale of outdoor equipment or firearms could cause us to reduce our sales of those products.

Increased regulation of the sale of firearms could cause us to reduce our firearm sales, which could harm our operating results.

Increased federal, state or local regulation, including taxation, of the sale of firearms in our current markets or in future markets in which we may operate could cause us to reduce our firearm sales or adversely affect our margins on these sales. Sales of firearms represent a significant percentage of our net sales and are critical in drawing customers to our stores. A substantial reduction in our sales or margins on sales of firearms due to the establishment of new regulations could harm our operating results.

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

Risks Related to Our Common Stock

Erickson family members and their affiliates own a controlling interest in our company and these individuals and entities may have interests that differ from those of our other shareholders.

Members of the Erickson family and their affiliates collectively own a controlling interest in us through a combination of their individual stock ownership and their control of our largest shareholder, Holiday Stationstores, Inc. Assuming no sales by members of the Erickson family and their affiliates, the Erickson family and their affiliates own approximately 50% of our outstanding voting stock. As a result, Holiday Stationstores, Inc. and members of the Erickson family are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may have interests that differ from or otherwise conflict with those of other shareholders and may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Conflicts of interest may arise as a result of the controlling interest in our company held by the Erickson family.

Conflicts of interest may arise as a result of the continued collective controlling ownership interest of Holiday Stationstores, Inc. and the members of the Erickson family. Two members of our board of directors are members of the Erickson family, including Ronald Erickson, our chairman, and Gerald Erickson. We may face unavoidable conflicts of interest when our board of directors faces decisions that affect both us and Erickson family interests.

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

Our articles of incorporation permit us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

Certain provisions of Minnesota law may make a takeover of our company more difficult, depriving shareholders of opportunities to sell shares at above-market prices.

Certain provisions of Minnesota law may have the effect of discouraging attempts to acquire us without the approval of our board of directors. Section 302A.671 of the Minnesota statutes, with certain exceptions, requires approval of any acquisition of the beneficial ownership of 20% or more of our voting stock then outstanding by a majority vote of our shareholders prior to its consummation. In general, shares acquired in the absence of such approval are denied voting rights and are redeemable by us at their then-fair market value within 30 days after the acquiring person failed to give a timely information statement to us or the date the shareholders voted not to grant voting rights to the acquiring person’s shares. Section 302A.673 of the Minnesota statutes generally prohibits any business combination by us, or any of our subsidiaries, with an interested shareholder, which includes any shareholder that purchases 10% or more of our voting shares within four years following such interested shareholder’s share acquisition date, unless the business combination is approved by a committee of all of the disinterested members of our board of directors before the interested shareholder’s share acquisition date. Consequently, our common shareholders may lose opportunities to sell their stock for a price in excess of the prevailing market price due to these protective measures.

The price of our common stock is volatile.

The trading price of our common stock fluctuates substantially. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. The factors that could cause fluctuations include, but are not limited to, the following:

•       price and volume fluctuations in the overall stock market from time to time;

•       significant volatility in the market price and trading volume of outdoor and sporting goods companies and other retail companies;

•       relatively few shares available for public trading;

•       actual or anticipated changes in our sales and earnings, fluctuations in our operating results or the failure to meet the expectations of financial market analysts and investors;

•       investor perceptions of the outdoor products and sporting goods industry and retail industries in general and our company in particular;

•       the operating and stock performance of comparable companies;

•       general economic conditions and trends;

•       major catastrophic events;

•       changes in accounting standards, policies, guidance, interpretation or principles;

•       adverse weather conditions in our markets;

•       regulatory changes;

•       loss of external funding sources;

•       sales of large blocks of our stock or sales by insiders; or

•       departures of key personnel.

We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.

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

ITEM 1B.       Unresolved Staff Comments

None

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

On March 18, 2005, we relocated our corporate headquarters to Saint Paul, Minnesota where we lease approximately 63,000 square feet at 180 East Fifth Street. The initial term of this lease expires on March 31, 2020, and is subject to two renewal options of five years each. Renewal rent is to be established at the then-current market rate. This lease also provides us with expansion options.

We currently lease a 225,000 square foot distribution center in Lebanon, Indiana. The initial term of this lease expires in 2011 and is subject to multiple five-year renewal options and rent escalation provisions.

We lease all of our 98 stores, which are in various locations in Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. Our Bemidji, Minn., store is leased from Holiday Stationstores, Inc. and our Fridley, Minn., store is subleased from Lyndale Terminal Co., a company controlled by the Erickson family. The Fridley, Minn., store lease expires April 30, 2006. Our stores are generally leased for 10 to 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions.

ITEM 3.                Legal Proceedings

Contingent Trademark Litigation

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

In May 2005, we terminated the arbitration proceeding as moot and moved forward in the federal court action to seek a declaration that the contingent trademark licensing provision of the Noncompetition Agreement is invalid and unenforceable. On August 18, 2005, the district court issued a memorandum opinion and order on the limited question of whether the contingent trademark licensing provision is legally invalid as a noncompetition agreement. The Court ruled that the provision is not legally invalid as a noncompetition agreement and dismissed the complaint. The court also acknowledged that it had not been asked to determine, and was not determining, the scope of the contingent trademark license or the parties respective rights thereunder. On November 10, 2005, we filed a motion for leave to amend our complaint against Cabela’s and assert additional defenses to Cabela’s claims regarding the enforceability of the contingent trademark license. On December 7, 2005, a magistrate judge issued an order denying our motion to amend the complaint without resolving our competitor’s counterclaim to enforce the contingent trademark provision. On December 9, 2005, the court granted our motion to amend our reply to the counterclaim, permitting us to raise our issues regarding the enforceability and/or scope of the contingent trademark provision. No scheduling order has been issued in the case, but it is anticipated that the matter will likely be set for a trial sometime after January 1, 2007. The issues relating to the validity and enforceability of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our trademark rights or rights to engage in certain direct marketing activities, remain before the court on Cabela’s counterclaims and our defenses to those counterclaims. We are not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time. The contested agreement with Cabela’s affects only the use of certain trademarks and does not prohibit us from engaging in Internet and catalog sales activities utilizing other trademarks not in dispute. Although the outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future, it is not expected to have any affect on the marketing of our products through our retail stores.

Securities Litigation

Our company and certain of our present and former directors and executive officers were named as defendants in a purported class action filed in the U.S. District Court for the District of Minnesota, titled In re Gander Mountain Company Securities, alleging violations of the federal securities laws. The action arose from the consolidation of six virtually identical actions, which were filed between January 28, 2005 and March 4, 2005. The lead plaintiffs filed their consolidated class action complaint on August 9, 2005, on behalf of themselves and all persons (except defendants) who purchased stock in our initial public offering on April 20, 2004, or in the open market between April 21, 2004, and January 4, 2005. The plaintiffs alleged that the defendants made false and misleading public statements about our company, and our business in the registration statement and prospectus for our initial public offering, and in filings with the Commission and press releases issued thereafter, and that the market price of our stock was artificially inflated as a result. The plaintiffs alleged claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934.

On January 19, 2006, judgment was entered granting our motion to dismiss the securities class action litigation with prejudice. The plaintiffs timely filed an appeal to the U.S. Court of Appeals, Eighth Circuit. On March 31, 2006, the lead plaintiffs, individually and on behalf of the proposed class, filed a voluntary dismissal of the appeal which was entered by the court on April 3, 2006, thus terminating this case. In connection with the dismissal, the parties agreed to bear their own costs and agreed not to seek attorneys’ fees or costs in connection with the litigation.

Derivative Litigation

Our company, as a nominal defendant, and certain of our present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005, in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against the individual defendants arising out of the same events that were alleged in the federal securities action described above. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On August 30, 2005, the court issued a memorandum opinion and order dismissing the complaint without prejudice on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so. The plaintiff filed a motion to alter or amend the judgment, which the court denied by order entered on April 12, 2006.  The plaintiff has 30 days to file an appeal, if any. We do not expect the outcome of this litigation to have a material affect on our financial condition or results of operations.

Other Legal Claims

Various claims and lawsuits arising in the normal course of business may be pending against us from time to time. The subject matter of these proceedings typically relate to commercial disputes and employment issues. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the Nasdaq National Market under the symbol “GMTN.” Our common stock began trading on April 21, 2004.

The following table shows the high and low sales prices of our common stock on the Nasdaq National Market for the periods indicated:

Fiscal 2005:	High	Low
First Quarter	$14.59	$8.33
Second Quarter	$13.19	$9.79
Third Quarter	$12.56	$4.90
Fourth Quarter	$7.76	$4.43
Fiscal 2004:
First Quarter	$26.25	$19.90
Second Quarter	$25.23	$17.63
Third Quarter	$23.19	$17.00
Fourth Quarter	$20.32	$8.41

On April 4, 2006, the last reported sale price for shares of our common stock on the Nasdaq National Market was $8.86 per share.

Holders

There were 71 holders of record of our common stock as of April 4, 2006.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2005.

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

The selected financial data presented below under the heading “Statement of Operations Data” for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 and the selected financial data presented below under the heading “Balance Sheet Data” as of January 28, 2006 and January 29, 2005 have been derived from our audited financial statements included under Item 8.

The selected financial data presented below under the heading “Statement of Operations Data” for the years ended February 1, 2003 and February 2, 2002 and the selected financial data presented below under the heading “Balance Sheet Data” as of January 31, 2004, February 1, 2003 and February 2, 2002 have been derived from our audited financial statements that are not required to be included in this report.

The unaudited selected financial data presented below under the heading “Operating Data,” for all periods have been derived from our internal records of our operations, except for “Gross profit as a percentage of sales,” which is derived from our audited financial statements.

	Fiscal Year Ended (1)
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands, except per share data)
Statement of Operations Data
Sales	$804,474	$644,014	$489,530	$357,441	$314,452
Cost of goods sold(6)	612,029	479,662	370,532	271,991	243,056
Gross profit	192,445	164,352	118,998	85,450	71,396
Operating expenses:
Store operating expenses(6)	154,542	121,575	86,125	67,122	57,535
General and administrative expenses	33,549	27,876	21,719	20,864	16,068
Pre-opening expenses	6,555	8,194	4,921	700	4,725
Income (loss) from operations	(2,201)	6,707	6,233	(3,236)	(6,932)
Interest expense	11,106	5,137	4,760	7,314	4,821
Income (loss) before income taxes	(13,307)	1,570	1,473	(10,550)	(11,753)
Income tax provision (benefit)	—	—	—	2,274	(2,274)
Net income (loss)	$(13,307)	$1,570	$1,473	$(12,824)	$(9,479)
Loss applicable to common shareholders	$(13,307)	$(2,735)	$(15,050)	$(22,881)	$(19,077)
Basic and diluted loss applicable to common shareholders per share	$(0.93)	$(0.25)	$(15.47)	$(23.52)	$(19.60)

Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 and Note 13 to our financial statements included in this report for a description of the method used to compute basic and diluted net earnings (loss) per share.

	Fiscal Year Ended (1)
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands)
Balance Sheet Data
Cash and cash equivalents	$1,580	$1,033	$970	$591	$575
Inventories, net	308,395	264,138	180,361	109,962	95,390
Total assets	458,930	385,843	249,701	156,723	146,285
Borrowings under credit facility	174,936	114,441	102,058	45,147	37,906
Capital lease obligations	11,650	12,349	—	—	—
Unsecured convertible debt	20,000	—	—	—	—
Notes payable to affiliate	—	—	9,840	—	55,494
Total shareholders’ equity	$149,825	$162,308	$64,498	$63,025	$21,240

	Fiscal Year Ended (1)
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands, except per square foot data)
Operating Data
Comparable store sales increase (decrease)(3)	(6.0%)	(2.5%)	11.5%	2.9%	(4.6%)
Number of stores at end of period	98	82	65	57	55
Total square feet at end of period	4,999,813	3,773,835	2,533,223	1,779,689	1,717,529
Sales per square foot(4)	$180	$205	$227	$203	$211
Gross profit as a percentage of sales	23.9%	25.5%	24.3%	23.9%	22.7%
Operating margin(5)	(0.3%)	1.0%	1.3%	(0.9%)	(2.2%)
EBITDA(6)	$16,032	$18,363	$14,459	$3,798	$(346)

(1)          Our fiscal year ends on the Saturday closest to the end of January, electing a 52-53 week fiscal year. All years presented herein include 52 weeks, except the fiscal year ended February 2, 2002, which includes 53 weeks. For purposes of annual comparisons, we have not adjusted for this difference.

(2)          Beginning in fiscal 2004, we agreed with our vendors to eliminate proof-of-performance requirements on substantially all of our contracts. Accordingly, vendor monies that support our advertising programs are now recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Prior to fiscal 2004, vendor monies were accounted for as a reduction of advertising costs at the time the advertising programs occurred.

(3)          For fiscal 2001 through fiscal 2003, a store was included in the comparable store base in its fourteenth full month of operations. A relocated store was returned to the comparable store base in its fourteenth full month of operations following relocation. Beginning in fiscal 2004, we include a store, including a relocated store, in the comparable store base in its fifteenth full month of operations. This change did not have a material impact on comparable store sales.

(4)          Calculated based on the weighted average of the gross square footage in the period, which includes office, storage and receiving areas that comprise approximately 17% of total square footage.

(5)          Calculated based on operating income (loss) and sales for the period.

(6)          EBITDA consists of net income (loss) plus interest expense, plus income tax provision or minus income tax benefit and plus depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles. We use EBITDA as a measure of operating performance, but we do not use it as a measure of liquidity. EBITDA should not be considered as a substitute for net income or net loss, net cash provided by or used in operations, or other financial data prepared in accordance with U.S. generally accepted accounting principles, or as a measure of liquidity.

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

The following table provides a reconciliation of net income (loss) to EBITDA:

	Fiscal Year Ended (1)
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands)
Net income (loss)	$(13,307)	$1,570	$1,473	$(12,824)	$(9,479)
Income tax provision	0	0	0	2,274	(2,274)
Interest expense	11,106	5,137	4,760	7,314	4,821
Depreciation and amortization(7)	18,233	11,656	8,226	7,034	6,586
EBITDA	$16,032	$18,363	$14,459	$3,798	$(346)

(7)          Excludes amortization of loan origination fees.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—“Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base from 26 stores in 1997 to our current base of 98 conveniently located Gander Mountain outdoor lifestyle stores, providing five million square feet of retail space in eighteen states—Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. We anticipate opening six to eight new stores in 2006, including two relocations.

Our core strategy and focus is to provide our target customers with a unique combination of a broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. We tailor our merchandise assortments to take advantage of our customers’ seasonal and regional or local preferences. We seek to combine this broad product offering with superior customer service based on our store associates’ extensive product knowledge and outdoor-related experience.

Since its origin in 1960, our brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities, based on our “We Live Outdoors” culture and theme. From 1960 to 1996, our predecessor operated a nationwide catalog business that, by 1996, included 17 retail stores. In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business.

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 100,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet with an outside selling area. Our stores are located with convenient access to a major highway. They have a warehouse-style shopping environment characterized by concrete floors, open bar-joist ceilings, high-density racking and wide aisles, which reinforces our overall value proposition to our customers and enables us to substantially increase the breadth and depth of our product and service offerings. Most of our large-format stores offer ATVs, and some carry an expanded assortment of fishing and recreational boats. Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other small engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. We utilize outside selling areas adjacent to some of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. As of January 28, 2006, 46 of our 98 stores were in our large format.

We are utilizing several strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and expanding the number and geographic diversity of our stores. We measure performance using key operating statistics such as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales.

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

We believe that the overall growth of our business will allow us to generally maintain or increase our product gross margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain. The mix of merchandise in our total sales also influences our product gross margins. As we continue sales and store growth, a number of other factors may impact, positively or negatively, our product gross margin percentage, including:

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

•       price competition,

•       clearance activities in connection with seasonal inventory management,

•       closeout sales in connection with store relocations and consolidations,

•       sourcing of products from locations outside the United States,

•       vendor programs, and

•       supply chain enhancements.

In addition, the Company’s gross margin is impacted by store occupancy and distribution costs. We monitor these costs in absolute dollars and as a percentage of sales.

The most significant store operating expenses are labor and related employee benefits and advertising. We believe improved labor management within our stores will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review strategies to effectively control increases, but we are subject to the overall trend of increases in health care costs. Advertising costs are monitored as a percentage of sales. These costs are largely variable, which allows us to actively manage them to facilitate achieving our sales, gross margin percentage and store operating contribution objectives.

Store operating contribution, which is calculated by deducting a store’s operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis.

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

Identification of appropriate new store sites is essential to our growth strategy. We believe our focus on our larger store size and our ability to utilize either recycled, or second-use, facilities or build-to-suit locations provides us with increased opportunities to find optimal real estate locations on attractive terms. We evaluate and invest in new stores based on site-specific projected returns on investment.

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percentage of our sales:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of goods sold	76.1%	74.5%	75.7%
Gross profit	23.9%	25.5%	24.3%
Operating expenses:
Store operating expenses	19.2%	18.9%	17.6%
General and administrative expenses	4.2%	4.3%	4.4%
Pre-opening expenses	0.8%	1.3%	1.0%
Operating income (loss)	(0.3%)	1.0%	1.3%
Interest expense, net	1.4%	0.8%	1.0%
Income (loss) before income taxes	(1.7%)	0.2%	0.3%
Income tax provision	0.0%	0.0%	0.0%
Net income (loss)	(1.7%)	0.2%	0.3%

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

Fiscal Year Ended January 28, 2006 compared to Fiscal Year Ended January 29, 2005

Sales.   Sales increased by $160.5 million, or 24.9%, to $804.5 million in fiscal 2005 from $644.0 million in fiscal 2004. The increase resulted from sales of $216.0 million from fiscal 2005 and 2004 new stores not yet included in the comparable store sales base, offset by a comparable store sales decrease of $33.4 million, or 6.0%, and a $22.1 million sales decrease from closed stores and changes in other revenue. In fiscal 2005, we opened 19 new stores, including two relocated stores, and added 1.2 million square feet of retail selling space, a 33% increase.

Comparable store sales decreased 6.0% for fiscal 2005 as we experienced reduced sales across all but one of our product categories. Overall, we believe sales performance in fiscal year 2005 was negatively impacted by, among other factors, cannibalization from some of the new store openings and new competition entering certain of our markets. In addition, sales in the second half of fiscal 2005 were impacted by the weather, directly, from unseasonable weather patterns in certain of our operating markets, and, indirectly, from the impact of three devastating hurricanes and the resulting downturn in consumer confidence, much of which we believe was driven by higher energy prices.

Overall, the sales mix for fiscal 2005 was relatively consistent with fiscal 2004, except for the Power Sports category, which increased its share of the sales mix, driven largely by ATV sales at new large-format stores and sales of ATV accessories. Our firearms business continues to gain market share, reflecting consistent gains as a percentage of the sales mix. The apparel/footwear category experienced a slight decline in its share of the sales mix, primarily driven by weather factors. Marine accessories sales produced a positive comparable store sales result for the year and an increase in the overall sales mix as a result of the expansion of the marine products offering and our increased focus on that market.

Gross Profit.   Gross profit increased by $28.1 million, or 17.1%, to $192.4 million in fiscal 2005 from $164.4 million in fiscal 2004. As a percentage of sales, gross profit decreased 160 basis points to 23.9% in fiscal 2005 from 25.5% in fiscal 2004. Major factors primarily affecting gross margin during fiscal year 2005 were:

•       an initial product margin increase of approximately 100 basis points,

•       a negative impact of approximately 80 basis points resulting from the absence of a co-branded credit card program for a significant part of fiscal 2005 as well as different terms under the new card provider,

•       aggressive seasonal clearance sales of merchandise in the second and third quarters of fiscal 2005 negatively impacting gross margin by approximately 35 basis points,

•       changes in our product mix, primarily increased sales penetration of lower-margin categories such as firearms and ATVs and less penetration of higher-margin apparel and footwear, accounted for a decrease of approximately 40 basis points,

•       a negative impact of approximately 90 basis points from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores, and

•       a negative impact of approximately 20 basis points from higher distribution costs as a result of higher fuel costs and inefficiencies at our distribution center.

Store Operating Expenses.   Store operating expenses increased by $33.0 million, or 27.1%, to $154.5 million in fiscal 2005 from $121.6 million in fiscal 2004. As a percentage of sales, store operating expenses increased 30 basis points to 19.2% in fiscal 2005 from 18.9% in fiscal 2004. Net advertising expense decreased 70 basis points due to more focused advertising that resulted in less spending, offset by the effect of reduced leverage in labor costs and depreciation primarily due to the comparable store sales decline and lower sales in less mature stores.

General and Administrative Expenses.   General and administrative expenses increased by $5.7 million, or 20.3%, to $33.5 million in fiscal 2005 from $27.9 million in fiscal 2004. As a percentage of sales, general and administrative expenses decreased 10 basis points to 4.2% in fiscal 2005 from 4.3% in fiscal 2004. The decrease was primarily due to a 30-basis-point gain from the settlement of our contract with the previous provider of our co-branded credit card that resulted in a payment to us of $2.5 million, offset by increased expenses due to reduced leverage from the comparable stores sales decline and increased legal fees.

Pre-opening Expenses.   Pre-opening expenses decreased $1.6 million, or 20.0%, to $6.6 million in fiscal 2005 from $8.2 million in fiscal 2004. We opened 19 new stores in each of fiscal 2005 and fiscal 2004, including two relocated stores in each year. The reduced pre-opening expenses on a per store basis are due to improved efficiencies in store opening processes and cost control.

Interest Expense, net.   Interest expense increased by $6.0 million, or 116.2%, to $11.1 million in fiscal 2005 from $5.1 million in fiscal 2004. The increase in interest expense resulted from higher average net borrowings used to fund our growth during fiscal 2005, including the placement of $20 million in convertible debt in August 2005. Average interest rates on our credit facility were 160 basis points higher in fiscal 2005 than in fiscal 2004. Our average interest rate in effect at January 28, 2006 and January 29, 2005 was 6.5% and 4.4%, respectively.

Income Tax Provision.   We did not record an income tax provision for fiscal 2005 or 2004, due to the uncertainty of the realization of the net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss.   Our net loss was $13.3 million for fiscal 2005, as compared to net income of $1.6 million for fiscal 2004, due to the factors discussed above.

Fiscal Year Ended January 29, 2005 compared to Fiscal Year Ended January 31, 2004

Sales.   Sales increased by $154.5 million, or 31.6%, to $644.0 million in fiscal 2004 from $489.5 million in fiscal 2003. The increase resulted from sales of $180.4 million from fiscal 2004 and 2003 new stores not yet included in the comparable store sales base, offset by a comparable store sales decrease of $10.5 million, or 2.5%, and a $15.4 million sales decrease from closed stores and changes in other revenue. In fiscal 2004, we opened 19 new stores, including two relocated stores, and added 1.2 million square feet of retail selling space, a 49% increase.

Overall, sales performance throughout the year was impacted by unfavorable weather conditions, which particularly affected our apparel/footwear, fishing/marine and camping categories. The most significant impact on our business was in the third and fourth quarters, which were negatively impacted by long periods of unseasonably warm weather in our primary regions. In addition, for certain of our stores, sales were also negatively impacted by cannibalization from some of the new Gander Mountain store openings as well as new competition entering our markets. Overall, the sales mix for fiscal 2004 was relatively consistent with fiscal 2003, except for the ATV category, which increased its share of the sales mix, driven by sales at new, large-format stores.

Gross Profit.   Gross profit increased by $45.5 million, or 38.2%, to $164.4 million in fiscal 2004 from $118.9 million in fiscal 2003. As a percentage of sales, gross profit increased 120 basis points to 25.5% in fiscal 2004 from 24.3% in fiscal 2003. The increase in gross profit was primarily due to a 100-basis-point increase from vendor co-op funds, which in prior years were reflected as reductions in advertising expense because proof of performance for advertising programs had been required prior to fiscal 2004. Gross profit also includes $1.8 million, or 20 basis points, of unredeemed gift cards recorded as revenue in fiscal 2004, versus only $0.1 million recorded as revenue in fiscal 2003. While improvements in most product categories resulted in a 30-basis-point increase in product margins, reduced leverage in store occupancy costs offset the improvement.

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

General and Administrative Expenses.   General and administrative expenses increased by $6.2 million, or 28.9%, to $27.9 million in fiscal 2004 from $21.7 million in fiscal 2003. As a percentage of sales, general and administrative expenses decreased 10 basis points to 4.3% in fiscal 2004 from 4.4% in fiscal 2003. The 20-basis-point impact of no performance bonus payouts for fiscal 2004 was partially offset by the fiscal 2003 change in our vacation policy.

Pre-opening Expenses.   Pre-opening expenses increased $3.3 million, or 66.5%, to $8.2 million in fiscal 2004 from $4.9 million in fiscal 2003. We opened 19 new stores in fiscal 2004, including two relocated stores, and we opened ten new stores in fiscal 2003, including two relocated stores. Pre-opening rent expense was $0.9 million in fiscal 2004 compared to $0.2 million in fiscal 2003.

Interest Expense, net.   Interest expense increased by $0.3 million, or 7.9%, to $5.1 million in fiscal 2004 from $4.8 million in fiscal 2003. The increase in interest expense resulted from higher average net borrowings used to fund our growth during fiscal 2004. Average interest rates on our credit facility were 20 basis points higher in fiscal 2004 than in fiscal 2003.

Income Tax Provision.   We did not record an income tax provision for fiscal 2004 or 2003, due to the uncertainty of the realization of the net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Income.   Our net income of $1.6 million for fiscal 2004 increased by $0.1 million from our net income of $1.5 million for fiscal 2003, due to the factors discussed above.

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

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with the highest sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season. In recent years, the second half of our fiscal years represented approximately 62% to 65% of our annual sales, including new store sales. In addition, our customers’ demand for our products and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

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

See Note 14 to our financial statements included in this report for additional information.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital expenditures and pre-opening expenses to support our new store growth plans and, to the extent of the highly seasonal nature of our business, operating losses. Until the completion of our initial public offering, our main sources of liquidity were equity investments by, and advances from, Holiday Companies and its affiliated entities, and borrowings under our credit facility. The following chart summarizes the principal elements of our cash flow for the past three fiscal years and the number of stores opened during the period.

	Cash Flow Summary
	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net cash used in operating activities	$(30,976)	$(50,164)	$(40,755)
Net cash used in investing activities	(49,477)	(48,532)	(25,617)
Net cash provided by financing activities	81,000	98,759	66,751
Total net increase in cash	$547	$63	$379
Details of financing activities:
Borrowings under credit facility	$60,495	$12,383	$56,911
Proceeds from issuance of convertible notes	20,000	—	—
Proceeds from exercise of stock options and ESPP	505	—	—
Proceeds from sale of common stock, net of expenses	—	96,216	—
Proceeds (repayments) from Holiday Companies equity investments and advances, net	—	(9,840)	9,840
	$81,000	$98,759	$66,751
Store openings, including relocated stores	19	19	10

Net cash used in operating activities was $31.0 million in fiscal 2005, compared to $50.2 million of net cash used in operating activities in fiscal 2004 and $40.8 million of net cash used in operating activities in fiscal 2003. There were 19 new stores opened in both fiscal 2005 and 2004 requiring the use of operating capital to fund inventories. The overall $19.2 million decrease in net cash used in operating activities in fiscal 2005 compared to fiscal 2004 partially reflects the lower levels of inventories in our recently opened stores as well as the success of our efforts to reduce inventory in all of our stores. The reduced use of cash resulting from the inventory reduction on a per store basis was partially offset by less funding through accounts payable balances, due in part to increased sourcing of foreign products.

The $9.4 million increase in net cash used in operating activities in fiscal 2004 compared to fiscal 2003, reflects primarily the increased inventory levels to support the 19 new stores opened in fiscal 2004 versus 10 in fiscal 2003.

Net cash used in investing activities was $49.5 million in fiscal 2005, $48.5 million in fiscal 2004 and  $25.6 million in fiscal 2003. Net cash used in investing activities consists entirely of purchases of property and equipment. We use cash for leasehold improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. We opened 19, 19 and 10 new stores in fiscal 2005, 2004 and 2003, respectively. Purchases of property and equipment also includes purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

Net cash provided by financing activities was $81.0 million in fiscal 2005 compared to $98.8 million in fiscal 2004 and $66.8 million in fiscal 2003. The financing activities during these periods were primarily related to financing the increased inventory levels and property and equipment purchases for store openings and, to the extent of the highly seasonal nature of our business, operating losses primarily incurred in the first six to eight months of our fiscal years. On August 16, 2005, we also completed a private offering of $20 million of convertible notes. The proceeds were used to reduce the outstanding borrowings under our credit facility. This financing was obtained to maintain the liquidity and flexibility necessary to open new stores and continue our strategic initiatives. This transaction is more fully described below.

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

During fiscal 2004, we purchased property and equipment totaling $11.7 million financed through capital lease transactions. For one particular store location, we entered into a lease containing a bargain-purchase option that is exercisable upon the cancellation of a note obligation by the economic development authority in the region. We capitalized this lease obligation, resulting in the recording of building and equipment of $9.0 million with a corresponding lease obligation of $9.0 million. These capital purchases, along with $2.7 million in equipment financed through other capital lease transactions in fiscal 2004, are excluded from the caption “purchase of property and equipment” in our statements of cash flows for fiscal 2004.

Placement of Subordinated Unsecured Convertible Notes

On August 16, 2005, we completed a private offering of $20 million of subordinated unsecured convertible notes in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The notes are held by a trust, the current beneficiary of which is a member of our board of directors. The director was first elected to serve on the board of directors on the date of the closing of the transaction. The notes are convertible into our common stock at any time by the holder at an initial conversion price of $16.00 per share. The conversion price has no reset feature and adjusts only for dividends, stock divisions or combinations, recapitalizations and similar occurrences. The notes mature on August 16, 2010 and bear interest at 7.0% per annum for the first two years, payable semi-annually, after which the rate will float at a fixed spread of 3.50% on the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. We may prepay the notes, without penalty, any time after August 16, 2007, and we have the option to require conversion of the notes if the volume-weighted average closing price of our common stock reaches or exceeds $24.00 for any 20 out of 30 consecutive trading days. Under the note purchase agreement entered into in connection with this transaction, we granted the holder certain registration rights, as described therein. On October 17, 2005, the Commission declared effective our registration statement on Form S-3 under the Securities Act of 1933 registering the shares of our common stock issuable upon conversion of the notes. The proceeds from the notes were used to reduce the outstanding borrowings under our credit facility. Transaction costs associated with the placement were approximately $85,000.

Credit Facility

To meet our liquidity and capital needs, we entered into a credit facility with Fleet Retail Finance in fiscal 2001. Fleet Retail Finance was subsequently acquired by Bank of America, N.A. As amended in February 2004, this credit facility provided for revolving loans in an aggregate amount of up to $175 million including up to $35 million in the form of letters of credit. In February 2005, we completed an amendment to our credit facility to increase our availability under the facility from $175 to $225 million and extend the maturity date to June 2009. In September 2005, we exercised our option to increase the facility to $275 million. Availability under the facility may be further increased to $300 million, subject to certain conditions including the absence of default. Other substantive terms of the facility were not materially changed by the February amendment or the September increase. In November 2005, we amended our credit facility to adjust the level of EBITDA and operating cash flow covenants, as defined in the credit agreement. The testing of the EBITDA covenant is required when our availability under the facility is less than 10% of the facility on any given day. The November amendment also specifies quarterly, rather than annual testing of the operating cash flow covenant beginning on January 28, 2006 and continuing each quarter thereafter.

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

Outstanding borrowings under the credit facility, as of January 28, 2006 and January 29, 2005, were $174.9 million and $114.4 million, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, as of January 28, 2006 and January 29, 2005, was $19.0 million and $45.3 million, respectively.

Financial covenants under the credit facility as of January 28, 2006 require that operating cash flow and EBITDA, as defined in the credit agreement, meet certain levels as adjusted over time. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of January 28, 2006 and January 29, 2005.

On March 3, 2006, we amended and restated our credit facility. The principal purpose of the amendment was to add a $20 million term loan to the credit facility. The amount of the term loan is not deducted in determining availability under the revolving credit facility, except to the extent that the balance of the term loan exceeds approximately 4% to 5% of the eligible borrowing base. The term loan matures on June 30, 2009 and bears interest at either (a) 2% over the higher of Bank of America’s prime rate or the federal funds rate plus 0.5%, or (b) LIBOR plus 4%. This additional financing was obtained to maintain the liquidity levels necessary to fund continued growth and seasonal cash flow needs.

Income Taxes/Net Operating Loss Limitation.

We have determined that a change in ownership, within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005. This change in ownership imposes a limitation on the amount of our net operating losses that we may deduct for tax purposes in any given year. We have federal and state net operating loss carryforwards of approximately $48.4 million expiring between 2016 and 2025. The effect of this limitation restricts our deduction for net operating losses to approximately $37.5 million in fiscal 2006 and between $1.0 million and $4.4 million each year for four years thereafter. We do not expect this limitation to materially impact our future tax provision for financial reporting purposes.

Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements

Our future capital requirements will primarily depend on the number of new stores we open, the timing of those openings within a given fiscal year and the need to fund seasonal operating losses. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened 19 new stores in each of fiscal 2005 and fiscal 2004, including two relocated stores in each year, and our cash used in investing activities each year approximated $50 million. We currently plan to open six to eight stores in fiscal 2006, including one to two relocations or consolidations and expect our total capital expenditures in fiscal 2006 to be approximately $25 to $30 million. However, business conditions, business strategy or other factors may cause us to adjust such plans. Additional needs for capital include funding seasonal inventory levels and seasonal losses from operations.

Other future capital requirements may include an investment for an expansion into another distribution channel in addition to our retail channel. We can provide no assurances at this time as to the timing of such an expansion, or whether such an expansion will occur.

With the placement of the subordinated unsecured convertible notes in fiscal 2005, we have an obligation that may require funding, depending on whether the holder of the notes ultimately exercises the option to convert the debt into shares of common stock. If conversion fails to occur, $20 million is due to the holder in fiscal 2010.

We intend to satisfy our capital requirements in fiscal 2006 with cash flows from operations, funds available under our credit facility and equipment financing leases. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms. Beyond fiscal 2006, we anticipate needing additional financing to grow our business.

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our outstanding subordinated unsecured convertible notes carry a fixed rate of interest until August 16, 2007, after which the rate will float at a fixed spread of 3.50% on the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. Our floating rate indebtedness was approximately $174.9 million at January 28, 2006 and $114.4 million at January 29, 2005. If short-term floating interest rates on our average fiscal 2005 and fiscal 2004 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $1.8 million and $1.1 million, respectively, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years. We have not contracted for any derivative financial instruments. We have no international sales, however, we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended January 28, 2006. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table contains supplemental information regarding our total contractual obligations as of January 28, 2006:

	Payments due by pay period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$587,257	$48,961	$99,371	$98,369	$340,556
Purchase obligations(2)	8,503	7,468	887	148	—
Capital lease obligations(3)	14,469	1,073	1,999	1,816	9,581
Long-term debt(4)	27,000	1,400	2,800	22,800	—
Total	$637,229	$58,902	$105,057	$123,133	$350,137

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

These obligations include standby and documentary letters of credit outstanding in connection with the importing of merchandise, as well as for insurance purposes. Also includes other obligations for miscellaneous goods and services acquired, related primarily to marketing and advertising obligations.  These obligations are not recorded in our financial statements in accordance with U.S. generally accepted accounting principles.

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

(4)          Long-term debt represents our $20 million subordinated unsecured convertible notes due in June 2009. The obligation reflected in the table also includes interest at the currently fixed rate of 7% per annum until maturity. However, these notes carry a fixed rate of interest until August 16, 2007, after which the rate will become variable.

Impact of Recent Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, known as SFAS No. 123R. It supersedes Accounting Principles Board Opinion No. 25 and it amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R also supersedes SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In addition, SFAS No. 123R requires us to record stock compensation expense as stock compensation awards vest, which is a change from our current accounting treatment under SFAS No. 148. While the fair value method under

SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regard to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows whereby a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). Estimates of option values under current pro forma disclosures using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted under SFAS No. 123R. We adopted SFAS No. 123R at the beginning of fiscal 2006, as required under the Commission’s rule announced April 14, 2005. We have evaluated the requirements under SFAS No. 123R and currently expect that the adoption of the provisions of SFAS No. 123R will have an estimated impact on pre-tax income of approximately $1.0 million for fiscal 2006. If we grant additional stock options during fiscal 2006, or make other stock option modifications, this amount may materially change.

FAS 13-1

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. This clarification requires that any rental costs incurred after we take possession of a leased property, or have effective control, shall be recognized as rental expense. Currently, our policy is to capitalize such rental costs during the pre-opening period. The new guidance is effective at the beginning of fiscal 2006. Our adoption of this guidance is not expected to have a material impact on our net earnings, cash flows or financial position.

EITF No. 05-6

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired significantly after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This guidance was effective as of the beginning of the third quarter of fiscal 2005. The adoption of this statement did not have a material impact on our net earnings, cash flows or financial position.

FIN 47

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Our adoption of FIN 47 in the fourth quarter of fiscal 2005 did not have a material impact on our net earnings, cash flows or financial position.

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

Our significant accounting policies are discussed in Note 2 to our financial statements included elsewhere in this report, and readers should review those policies for additional information. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results.

Inventory Valuation

We maintain inventory at the lower of cost or market. We reduce inventory costs for estimates of vendor allowances, as described below. Valuation reserves are established based primarily on forecasted consumer demand, inventory aging and obsolescence. If our estimates regarding consumer demand are inaccurate or other changes impact demand for certain products in an unforeseen manner, we may be exposed to losses in excess of our established reserves that could be material.

We also establish inventory shrink reserves. We estimate a provision for these losses based on independent, periodic physical inventory counts. We accrue for anticipated physical inventory losses on a location-by-location basis, based on a number of factors, including historical results. If our estimates regarding inventory losses are inaccurate, we may be exposed to losses in excess of our established reserves that could be material.

We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be too high or too low at this time.

Vendor Allowances

We receive allowances in the form of reductions to amounts owed and/or payments from vendors related to volume rebates, new store purchases, cooperative advertising allowances and other purchase discounts. Amounts to be received from a vendor are estimated on a monthly basis and are recognized as a reduction of costs of goods sold as the merchandise is sold. We record an estimate of earned allowances based on actual and estimated volumes of merchandise purchased from these vendors. The majority of these vendor allowances are based on specific contract terms with our vendors.

Beginning in fiscal 2004, we agreed with our vendors to eliminate proof-of-performance requirements on substantially all of our contracts. Accordingly, vendor monies that support our advertising programs have been recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold.

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

Insurance

We retain a portion of the risk related to certain general liability, workers’ compensation, property loss and employee medical and dental claims. Liabilities associated with these losses are calculated for claims filed, and claims incurred but not yet reported, at our estimate of their ultimate cost, based upon analysis of historical data and actuarial estimates. Our liability for workers compensation is discounted as payments are projected to be made over an extended period of time. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

ITEM 7A.        Qualitative and Quantitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our outstanding convertible notes carry a fixed rate of interest until August 16, 2007, after which the rate will float at a fixed spread of 3.50% over the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. Our floating rate indebtedness was $174.9 million at January 28, 2006 and $114.4 million at January 29, 2005. If short-term floating interest rates on the average fiscal 2005 and fiscal 2004 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $1.8 million and $1.1 million, respectively, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years. We have not contracted for any derivative financial instruments. We have no international sales, however, we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

ITEM 8.                Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our company’s internal control over financial reporting was effective as of January 28, 2006.

Management’s assessment of internal control over financial reporting as of January 28, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows.

/s/ MARK R. BAKER
Mark R. Baker
Chief Executive Officer and President
/s/ DENNIS M. LINDAHL
Dennis M. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer
April 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Gander Mountain Company maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gander Mountain Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gander Mountain Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gander Mountain Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Gander Mountain Company as of January 28, 2006, and January 29, 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006, of Gander Mountain Company, and our report dated April 6, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
April 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

We have audited the accompanying balance sheets of Gander Mountain Company as of January 28, 2006, and January 29, 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gander Mountain Company at January 28, 2006, and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gander Mountain Company’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 6, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
April 6, 2006

Gander Mountain Company
Balance Sheets
(In thousands,  except share and per share data)

	January 28,	January 29,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,580	$1,033
Accounts receivable	7,215	9,347
Inventories	308,395	264,138
Prepaids and other current assets	4,557	5,806
Total current assets	321,747	280,324
Property and equipment, net	132,447	101,430
Other assets, net	4,736	4,089
Total assets	$458,930	$385,843
Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$174,936	$114,441
Accounts payable	35,465	38,808
Accrued and other current liabilities	41,779	39,348
Total current liabilities	252,180	192,597
Unsecured convertible note payable	20,000	—
Other long term liabilities	36,925	30,938
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 14,285,287 and 14,221,925 shares issued and outstanding)	143	142
Additional paid-in-capital	192,257	191,434
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(38,475)	(25,168)
Total shareholders’ equity	149,825	162,308
Total liabilities and shareholders’ equity	$458,930	$385,843

See notes to financial statements

Gander Mountain Company
Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Sales	$804,474	$644,014	$489,530
Cost of goods sold	612,029	479,662	370,532
Gross profit	192,445	164,352	118,998
Operating expenses:
Store operating expenses	154,542	121,575	86,125
General and administrative expenses	33,549	27,876	21,719
Pre-opening expenses	6,555	8,194	4,921
Income (loss) from operations	(2,201)	6,707	6,233
Interest expense, net	11,106	5,137	4,760
Income (loss) before income taxes	(13,307)	1,570	1,473
Income tax provision	—	—	—
Net income (loss)	(13,307)	1,570	1,473
Less preferred stock dividends	—	4,305	16,523
Loss applicable to common shareholders	$(13,307)	$(2,735)	$(15,050)
Basic and diluted loss applicable to common shareholders per share	$(0.93)	$(0.25)	$(15.47)
Weighted average common shares outstanding	14,257	11,092	973

See notes to financial statements

Gander Mountain Company
Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Operating activities
Net income (loss)	$(13,307)	$1,570	$1,473
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,754	12,213	9,054
Stock option expense	319	21	—
Property and equipment write-offs	389	955	21
Change in operating assets and liabilities:
Accounts receivable	2,132	(2,737)	(3,017)
Inventories	(44,257)	(83,777)	(70,399)
Prepaid expenses and other assets	(119)	(2,544)	(2,643)
Accounts payable and other liabilities	5,113	24,135	24,756
Net cash used in operating activities	(30,976)	(50,164)	(40,755)
Investing activities
Purchase of property and equipment, net	(49,477)	(48,532)	(25,617)
Net cash used in investing activities	(49,477)	(48,532)	(25,617)
Financing activities
Borrowings under credit facility, net	60,495	12,383	56,911
Proceeds from sale of common stock, net of expenses	—	96,216	—
Proceeds from convertible note payable	20,000	—	—
Proceeds from exercise of stock options and stock sales	505	—	—
Proceeds from (repayments of) notes with affiliates	—	(9,840)	9,840
Net cash provided by financing activities	81,000	98,759	66,751
Net increase in cash	547	63	379
Cash, beginning of period	1,033	970	591
Cash, end of period	$1,580	$1,033	$970

See notes to financial statements

Gander Mountain Company

Statements of Shareholders’ Equity

(In Thousands, Except Share Data)

Class A, Class B, and Class C Convertible Preferred Stock		Class A Common Stock		Class B Nonvoting Common		Common Stock		Additional	Notes Receivable		Total
Shares	$	Shares	$	Shares	$	Shares	$	Paid-in Capital	From Shareholders	Accumulated Deficit	Shareholders' Equity

Balance, February 1, 2003	202,332	$2	544,320	$5	428,928	$4	—	$—	$95,325	$(4,100)	$(28,211)	$63,025
Net income	—	—	—	—	—	—	—	—	—	—	1,473	1,473
Balance, January 31, 2004	202,332	$2	544,320	$5	428,928	$4	—	$—	$95,325	$(4,100)	$(26,738)	$64,498
Net income	—	—	—	—	—	—	—	—	—	—	1,570	1,570
Recapitalization	(202,332)	(2)	(544,320)	(5)	(428,928)	(4)	7,638,175	76	(65)	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	6,583,750	66	96,150	—	—	96,216
Non-employee stock option grant	—	—	—	—	—	—	—	—	24	—	—	24
Balance, January 29, 2005	—	$—	—	$—	—	$—	14,221,925	$142	$191,434	$(4,100)	$(25,168)	$162,308
Net loss	—	—	—	—	—	—	—	—	—	—	(13,307)	(13,307)
Exercise of stock options	—	—	—	—	—	—	35,000	0.4	290	—	—	291
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	28,362	0.3	214	—	—	214
Stock option expense	—	—	—	—	—	—	—	—	319	—	—	319
Balance, January 28, 2006	—	$—	—	$—	—	$—	14,285,287	$143	$192,257	$(4,100)	$(38,475)	$149,825

Gander Mountain Company
Notes to Financial Statements

Note 1.   Nature of Business

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. Since its origin in 1960, our brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. Our core strategy and focus is to provide our target customer with a unique retail experience founded upon our “We Live Outdoors” culture and theme. We are transforming our market position from a traditional specialty store to a large-format, category-focused store by opening large-format stores and increasing the selling space within our existing stores. The large-format strategy has allowed us to offer our customers a broader and deeper assortment of merchandise. We offer competitively priced hunting, fishing, camping and boating equipment, accessories and related technical apparel and footwear, as well as gunsmith, archery, ATV and marine services. Our stores feature national, regional and local brands as well as our owned brands, and our associates provide knowledgeable customer service.

As of January 28, 2006, the Company owned and operated 98 stores in 18 states: Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. Given the economic characteristics of the store format, the similar nature of products sold, and the type of customer and method of distribution, the Company’s operations are aggregated into one segment.

Fiscal Year—The Company’s year-end is the Saturday closest to the end of January, electing a 52 or 53 week year. The fiscal years ended January 28, 2006 (fiscal 2005), January 29, 2005 (fiscal 2004) and January 31, 2004 (fiscal 2003) included 52 weeks.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income, cash flows, or financial position.

Note 2.   Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates relate primarily to the valuation of receivables and inventories and the recorded amounts of certain accrued liabilities. Ultimate results could differ from those estimates.

Cash and Cash Equivalents—Cash equivalents represent short-term investments with a maturity of three months or less from the time of purchase and are carried at cost, which approximates market.

Accounts Receivable—Accounts receivable consist primarily of third-party credit card receivables, earned but unbilled vendor allowances and receivables from landlords. No allowance is needed against these receivables for expected losses. The Company also has amounts due from vendors for returned products and certain vendor allowances reflected as reductions in accounts payable in the Company’s balance sheets because the Company has the right of offset against amounts owed to vendors for merchandise purchases. An allowance is recognized for these receivables in an amount equal to the anticipated future write-offs based on historical experience and other factors. The allowances for these amounts due to the Company, were $970,000 and $524,000 as of January 28, 2006 and January 29, 2005, respectively.

Inventories—Inventories are stated at the lower of weighted average cost (which approximates the first-in, first-out cost) or market. Inventories consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, certain vendor allowances, and other valuation reserves. Valuation reserves are established based primarily on forecasted consumer demand, inventory aging and obsolescence. Cost of sales includes the cost of merchandise, inventory shrinkage, freight, distribution, store occupancy costs and shipping and handling costs.

Property and Equipment—Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Major additions, replacements and improvements are capitalized. Depreciation and amortization have been computed using the straight-line method for financial reporting purposes and an accelerated method for income tax reporting purposes.

Leasehold improvements are amortized over the shorter of their useful life or the initial lease term of the lease, without considering renewal periods. The Company will include a renewal period in determining the amortizable life of leasehold improvements in situations where a material investment in a leased property is made substantially after the initial lease term has begun. The Company will consider the number of years remaining on the initial lease term and other circumstances as appropriate in the determination.

The Company records the costs of internal use software in accordance with the requirements of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. There have been no significant additions to capitalized costs for internal-use software in fiscal  2005 or fiscal 2004.

Estimated useful lives by major asset category are as follows:

Asset Category	Life (in years)
Building	40
Furniture and equipment	7-10
Leasehold improvements	Initial lease term
Computer software and hardware	3-8

Long-Lived Assets—Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows to be generated by those assets are less than the carrying value of the asset. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value. Fair value is based on appraisals or other reasonable methods to estimate value.

Goodwill—Goodwill represents the excess of purchase price over fair value of net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be tested annually for impairment in the same manner as other long-lived assets. The Company tested its goodwill in the fourth quarters of fiscal 2005, 2004 and 2003 and no impairment recognition was required based on those tests.

Vacation Accrual—During fiscal 2003, the Company changed its vacation policy from granting annual vacation days on the first day of the fiscal year based upon service in the prior year, to granting vacation as it is earned by employees during the fiscal year. Employees may carryover a maximum of 80 hours of vacation. Any carryover amounts are accrued at January 28, 2006 and January 29, 2005. The change in policy resulted in a $1,600,000 decrease in operating expenses in fiscal 2003.

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards. The Company adopted the provisions of this standard at the beginning of fiscal 2006, as required under the Securities and Exchange Commission’s rule announced April 14, 2005. Through fiscal 2005, the Company has continued to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, any compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s option exercise price. Any resulting compensation expense is amortized ratably over the related vesting period.

Prior to the effective date of SFAS No. 123R, the Company will continue to provide the pro forma disclosures for past award grants as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has evaluated the requirements under SFAS No. 123R and currently expects that the adoption of the provisions of SFAS No. 123R will have an estimated impact on pre-tax income of approximately $1,000,000 for fiscal 2006. If the Company grants additional stock options during fiscal 2006, or makes other stock option modifications, this amount may materially change.

The table below illustrates the effect on the Company’s net loss and net loss per share applicable to common shareholders as if it had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three fiscal years in the period ended January 28, 2006 (in thousands, except per share data).

	January 28, 2006	January 29, 2005	January 31, 2004
Net loss applicable to common shareholders, as reported	$(13,307)	$(2,735)	$(15,050)
Add: Stock-based employee compensation expense in reported net loss applicable to common shareholders	242	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method	(12,862)	(2,973)	(394)
Pro forma net loss applicable to common shareholders	$(25,927)	$(5,708)	$(15,444)
Loss per common share:
Basic and diluted—as reported	$(0.93)	$(0.25)	$(15.47)
Basic and diluted—pro forma	$(1.82)	$(0.51)	$(15.87)
Weighted average common shares outstanding	14,257	11,092	973

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	January 28, 2006	January 29, 2005	January 31, 2004
Average risk-free interest rate	4.15%	3.59%	N/A
Expected dividend yield	0.0%	0.0%	N/A
Expected stock price volatility	50%	50%	N/A
Expected life of stock options (years)	5	5	N/A

Net Income (Loss) per Share—SFAS No. 128, Earnings per Share (EPS), requires dual presentation of basic EPS and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible securities. Outstanding options, warrants, and convertible securities to purchase shares of the Company’s common stock were not included in the diluted EPS calculation for all years presented in the financial statements, as they were antidilutive. The shares of common stock subject to potential issuance as a result of these securities totaled 4,930,804, 2,237,327, and 7,724,576, as of January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The potential 4,930,804 shares issuable as of January 28, 2006 includes 1,250,000 shares that can be issued upon conversion of the subordinated unsecured convertible notes.

Revenue Recognition—Revenue from retail sales is recognized at the time of sale. Revenue generated through retail sales is reduced by a reserve for estimated returns. The estimated returns reserve is based upon historical experience. Historically, returns have not been significant. Revenue from layaway sales is recognized upon receipt of final payment from the customer. Revenue does not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

The Company offers a co-branded credit card to its customers through a third party who manages the program and directly extends the credit. In exchange for providing access to customers, the Company receives royalties for each activated account and rebates for customer purchases in Gander Mountain and non-Gander Mountain stores. These revenues are recognized when earned and included in sales in the accompanying statement of operations. The estimated cost of discounts offered in conjunction with the credit card program is recognized as a reduction of sales as customers earn the discounts. In February 2005, the co-branded credit card program that commenced in fiscal 2003 was terminated by mutual agreement. In March 2005, we received $2,500,000 relating to the termination of our contract with the former provider. This payment to the Company is reflected as a reduction of general and administrative expenses in the accompanying statement of operations for fiscal 2005. In October 2005, the Company launched a new co-branded credit card with similar provisions and features through a third party provider.

Revenues from cash received from gift certificates and gift cards are deferred and are recognized when redeemed for merchandise. Prior to their redemption, the gift certificates and gift cards are recorded as a liability.

Vendor Incentives—The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates, new store purchases, cooperative advertising allowances, and other purchase discounts. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under this guidance, the presumption is that cash consideration received from a vendor should be classified as a reduction of cost of sales when the inventory is sold. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor’s product, the cost should be characterized as a reduction of the cost incurred.

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

Leases—The Company leases all of its store locations. The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All store leases, except for one, are treated as operating leases for financial reporting purposes.

Certain leases have scheduled rent increases. In addition, certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rent expense for rent escalations and rent holidays on a straight-line basis over the initial term of the lease (or useful life if applicable), beginning on the earlier of the commencement date of the lease or the date when we take possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise. Certain leases also stipulate that additional rent is paid when sales at those leased stores exceed a specified threshold. The additional rent expense under these leases was not material in any fiscal years presented.

The Company typically receives tenant improvement allowances from the property landlord to fund leasehold improvements. The Company records these allowances in a deferred rent liability account. Such credits are amortized on a straight-line basis, as a reduction to rent expense, over the same period as rent expense described above.

Extended Warranty Program—The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold. In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties.

The Company offers a limited extended warranty program primarily for firearms. Customers can purchase one year of coverage above and beyond the manufacturer’s warranty period. Under the terms of the warranty program, revenue has been deferred and is recognized over the contractual period of the program. The deferred revenue amount for warranties at January 28, 2006, January 29, 2005 and January 31, 2004 was $824,000, $467,000 and  $221,000, respectively.

Store Closures—In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for closing expenses when such liabilities are incurred. Reserves for store closures are established by calculating the present value of the remaining lease obligation, if any, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with these costs are reflected in “Store operating expenses” on the accompanying Statement of Operations. The remaining lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line rent. Store furniture and equipment are either transferred at historical cost to another location, written down to their net realizable value and sold or written down to zero if the Company does not expect to transfer or sell the assets. When a store is identified for closure, the amortization of store leasehold improvements is accelerated over the estimated remaining life of the store. Charges to store operating expenses totaled $1,303,000, $108,000 and $0 in fiscal 2005, 2004 and 2003, respectively.

Gift Cards—Revenues from cash received from gift cards and gift certificates (gift cards) are deferred and are recognized upon redemption. In the fourth quarter of fiscal 2004, the Company made substantial reductions in its outstanding gift card liabilities for the first time, after determining an adequate period of time had elapsed to establish a reasonable current estimate of unredeemable gift cards. In the fourth quarter of fiscal 2005, the Company changed its method of extinguishing unredeemed gift card liabilities pursuant to guidance and views published by the Securities and Exchange Commission (the Commission) in December 2005. The Company now records the extinguishment of unredeemed gift card liabilities based on actual redemptions for the purchase of goods or services. Previously, the Company recorded the extinguishment of unredeemed gift card liabilities at the point of gift card issuance. The difference between these methods was not material and accordingly, there was no material impact on net earnings, cash flows or financial position as a result of the change.

Based on guidance and views published by the Commission, the Company has recorded the extinguishment of unredeemed gift card liabilities as revenue in the accompanying statement of operations. In fiscal 2004 and fiscal 2003, such reductions in outstanding gift card liabilities were previously reflected as reductions of general and administrative expenses. Sales and general and administrative expenses for those years have been reclassified to conform with the current year’s presentation.

Unredeemed gift cards recorded as revenue as described above totaled $1,035,000, $1,874,000 and $100,000 in fiscal 2005, 2004 and 2003, respectively.

Advertising Costs—Advertising costs are expensed as incurred and included in store operating expenses in the accompanying statement of operations. Gross advertising expense was $27,248,000, $27,189,000 and $21,070,000 for fiscal years 2005, 2004 and 2003, respectively. Certain advertising allowances received from non-merchandise vendors are recorded as a reduction to advertising expense and were $1,033,000, $1,080,000 and $6,387,000 for fiscal years 2005, 2004 and 2003, respectively. Included in “Prepaids and other current assets” in the Company’s balance sheet are prepaid advertising expenses of $1,002,000 and $877,000, as of January 28, 2006 and January 29, 2005, respectively.

Store Pre-opening Expenses—All start-up costs, such as payroll, rent, travel, and marketing costs, associated with the opening of new stores are expensed as incurred.

Income Taxes—Under SFAS No. 109, Accounting for Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities at currently enacted tax rates. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments approximate fair value at January 28, 2006 and January 29, 2005.

Recent Accounting Pronouncements—In October 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. This clarification requires that any rental costs incurred after we take possession of a leased property, or have effective control, shall be recognized as rental expense. Currently, our policy is to capitalize such rental costs during the pre-opening period. The new guidance is effective at the beginning of fiscal 2006. Our adoption of this guidance is not expected to have a material impact on our net earnings, cash flows or financial position.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired significantly after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This guidance was effective as of the beginning of the Company’s third quarter of fiscal 2005. The adoption of this statement did not have a material impact on our net earnings, cash flows or financial position.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company’s adoption of FIN 47 in the fourth quarter of fiscal 2005 did not have a material impact on net earnings, cash flows or financial position.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment. Refer to “Stock-Based Compensation” in Note 2 for further discussion.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on net income, cash flows, or financial position.

Note 3.   Credit Facility

In February 2005, the Company completed an amendment to its existing credit facility to increase the availability under the facility from $175,000,000 to $225,000,000 and extend the maturity date to June 2009. In September 2005, the Company exercised its option to increase the facility to $275,000,000. Availability under the facility may be further increased to $300,000,000, subject to certain conditions including the absence of default. Other substantive terms of the facility were not materially changed by the February amendment or the September increase. In November 2005, the Company amended the credit facility to adjust the level of EBITDA and operating cash flow covenants, as defined in the credit agreement. The testing of the EBITDA covenant is required when our availability under the facility is less than 10% of the facility on any given day. The November amendment also specifies quarterly, rather than annual testing of the operating cash flow covenant beginning on January 28, 2006 and continuing each quarter thereafter.

The actual availability under the amended credit facility is limited to 85% of eligible credit card receivables plus the lesser of 68.25% to 75.5% of eligible inventory or 85% of the inventory’s liquidation value, in each case, net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on the Company’s EBITDA, as defined in the credit agreement, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA. The Company’s obligations under the credit facility are secured by interests in substantially all of its assets. The table below summarizes pertinent information as of each of the two fiscal years ending January 28, 2006:

	January 28, 2006	January 29, 2005
	(in thousands)
Maximum credit facility available	$275,000	$175,000
Outstanding borrowings	$174,936	$114,441
Outstanding Letters of Credit	$5,120	$4,926
Borrowing availability	$18,960	$45,328
Interest rate at year end	6.55%	4.34%
Agreement maturity	June 2009	June 2007

On March 3, 2006, the Company further amended and restated its credit facility. The principal purpose of the amendment was to add a $20,000,000 term loan to the credit facility. The amount of the term loan is not deducted in determining availability under the revolving credit facility, except to the extent that the balance of the term loan exceeds approximately 4% to 5% of the eligible borrowing base. The term loan matures on June 30, 2009 and bears interest at either (a) 2% over the higher of the prime rate or the federal funds rate plus 0.5%, or (b) LIBOR plus 4%.

Financial covenants under the credit facility as of January 28, 2006, require that operating cash flow and EBITDA, as defined in the credit agreement, meet certain levels as adjusted over time. The credit facility also contains other covenants that, among other matters, restrict the Company’s ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of January 28, 2006 and January 29, 2005.

Note 4.   Placement of Convertible Debt

On August 16, 2005, the Company completed a private offering of $20 million of subordinated unsecured convertible notes (the “Notes”) in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The Notes are held by a trust, the current beneficiary of which is a member of our board of directors. The director was first elected to serve on the board of directors on the date of the closing of the transaction. The Notes are convertible into common stock at any time by the holder at an initial conversion price of $16.00 per share. The conversion price has no reset feature and adjusts only for dividends, stock divisions or combinations, recapitalizations and similar occurrences. The Notes mature on August 16, 2010 and bear interest at 7.0% per annum for the first two years, payable semi-annually, after which the rate will float at a fixed spread of 3.50% on the federal funds rate from a minimum of 6.0% to a maximum of 8.5%. The Company may prepay the Notes, without penalty, any time after August 16, 2007, and has the option to require conversion of the Notes if the volume-weighted average closing price of the common stock reaches or exceeds $24.00 for any 20 out of 30 consecutive trading days. Under the note purchase agreement entered into in connection with this transaction, the holder was granted certain registration rights, as described therein. On October 17, 2005, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-3 under the Securities Act of 1933 registering the shares of common stock issuable upon conversion of the Notes. The proceeds from the Notes were used to reduce the outstanding borrowings under the Company’s credit facility. Transaction costs associated with the placement were approximately $85,000.

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

Common Stock—Holders of the Company’s common stock are entitled to one vote per share in the election of directors and on all other matters on which shareholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Subject to the terms of any outstanding series of preferred stock, the holders of common stock are entitled to dividends in amounts and at times as may be declared by the board of directors out of funds legally available. Upon the Company’s liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

The Class B non-voting common stock issued in 1998 in exchange for $4,100,000 of promissory notes receivable was converted to common stock effective with the Company’s initial public offering. The notes bear interest at 3.9%, payable monthly, and are due in November and December 2007. Principal is not subject to prepayment.

Preferred Stock—The Company’s 5,000,000 authorized shares of preferred stock can be issued in one or more series and with such designation and preferences for each series as are stated in the corporate resolutions providing for these preferences and designations, adopted by the Company’s board of directors. The Company’s articles of incorporation authorize its board of directors to determine the voting, dividend, redemption and liquidation preferences and limitations pertaining to such series. The board of directors, without shareholder approval, may issue preferred stock with voting rights and other rights that could adversely affect the voting power of the holders of the Company’s common stock and could have certain anti-takeover effects. The Company has no present plans to issue any shares of preferred stock.

Stock Options—During fiscal 1998, the Company issued options to purchase up to 226,944 shares of common stock to certain members of the Company’s management at an exercise price of $9.25 per share, the estimated fair market value of the Class B nonvoting common stock on the date of grant. These options were fully vested in fiscal 2002 and are exercisable through April 1, 2008.

During fiscal 2002, the Company granted options to two executive officers which enable such officers to purchase 851,680 shares of the Company’s common stock at an exercise price of $8.28 per share, the estimated fair market value at the date of grant. As of January 28, 2006, there were 576,680 remaining options outstanding from these grants, all of which are fully vested.

In February 2002, the Company implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of January 28, 2006, there were 177,967 options outstanding under this plan to purchase the Company’s common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for its common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time. The options have a 10-year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the Company meeting the targeted stock price of $32.06 per share at a fiscal year end. The exercise price is $4.47 per share. The Company is no longer authorized to grant any awards under the 2002 Stock Option Plan.

In February 2004, the Company granted options to purchase 109,728 shares of common stock to certain officers with an exercise price of $16.00 per share, the price to the public of its shares in the Company’s initial public offering. These options became vested on March 2, 2005 when the Compensation Committee of our Board of Directors approved the acceleration of their vesting. These options are exercisable for a period of nine years from the date of grant.

In February 2004, the Company adopted the 2004 Omnibus Stock Plan, which, as amended, authorizes the granting of stock-based awards up to 4,000,000 shares of common stock. This plan was originally approved by shareholders in March 2004 and an amendment and restatement of this plan, including an increase in the number of available shares, was approved by shareholders in June 2005. Under this plan, awards may be made to employees, directors, and consultants. The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of January 28, 2006, there were 2,605,485 options to purchase common stock outstanding, with a weighted average exercise price of $11.80 and a weighted average remaining life of 9.0 years. The options granted under this plan, for which the vesting was not accelerated, vest in three equal annual increments from the date of grant.

As of January 28, 2006, there were a total of 3,680,804 options to purchase common stock outstanding, under all of the Company’s stock option plans and non-plan stock options, with a weighted average exercise price of $10.84 and a weighted average remaining life of 8.1 years. A summary of the activity of the Company’s stock compensation plans is presented below:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Prices	Option	Prices	Option	Prices
Outstanding—beginning of year	2,237,327	$12.53	1,061,837	$7.68	1,304,352	$7.79
Granted	1,799,936	8.95	1,264,678	16.66	—	—
Exercised	(35,000)	8.28	—	—	—	—
Forfeited	(321,459)	12.25	(89,188)	13.38	(242,515)	8.24
Outstanding—end of year	3,680,804	$10.84	2,237,327	$12.53	1,061,837	$7.68
Weighted-average fair value of options granted during the year		$4.22		$7.92		N/A

The following table summarizes information about stock options outstanding, including those issued to management and other executives, at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 4.47 – 7.99	813,083	9.1 Years	$5.40	10,000	$5.00
8.00 – 11.99	1,811,793	7.6 Years	9.82	1,741,793	9.76
12.00 – 15.99	85,600	8.8 Years	12.90	85,600	12.90
16.00 – 19.99	787,228	8.2 Years	16.00	787,228	16.00
20.00 – 23.99	143,100	8.5 Years	21.44	141,100	21.45
24.00 – 24.40	40,000	8.2 Years	24.40	40,000	24.40
$ 4.47 – 24.40	3,680,804	8.1 Years	$10.84	2,805,721	$12.38

Accelerated Vesting—On March 2, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting for certain outstanding options to purchase common stock, that had exercise prices greater than $10.53, the closing price of the Company’s common stock on that date. The Company accelerated options to purchase approximately 1,187,000 shares of common stock, which included options issued and outstanding under the Company’s 2004 Omnibus Stock Plan as of January 29, 2005 and options held by two officers of the Company under a February 2004 option grant that were outstanding on March 2, 2005. These options became 100% vested and fully exercisable on March 2, 2005 and are exercisable at various dates through 2014.

On November 30, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of options to purchase approximately 1,509,000 shares of common stock, which included certain unvested options under our 2004 Omnibus Stock Plan that had exercise prices greater than $5.69, the closing price of our common stock on that date. As a result of the acceleration, all of these options became fully exercisable and will remain exercisable through their respective termination dates, which vary, but do not extend past 2015.

As these options had exercise prices in excess of the Company’s stock price on the date the acceleration was approved, the Company believed that these options did not offer sufficient incentive to the employees when compared to the potential future compensation expense that would have been attributable to the options under SFAS No. 123R. In addition, the acceleration will produce a more favorable impact on the Company’s future results from operations in light of the effectiveness of SFAS No. 123R. Given that SFAS No. 123R is effective beginning in fiscal 2006, the estimated maximum future pre-tax expense that is eliminated is approximately $7,625,000.

Note 6.        Selected Balance Sheet Information  (in thousands)

	January 28, 2006	January 29, 2005
Property and equipment consists of :
Building	$6,972	$7,196
Furniture and equipment	95,746	67,188
Leasehold improvements	52,036	40,628
Computer software and hardware	34,219	26,786
	188,973	141,798
Less: Accumulated depreciation and amortization	(56,526)	(40,368)
Property and equipment, net	$132,447	$101,430

Depreciation and amortization expense for property and equipment, including property under capital leases, totaled $18,233,000, $11,656,000 and $8,226,000 for fiscal 2005, 2004 and 2003, respectively. As of January 28, 2006, the cost of assets recorded under capital leases was $11,408,000 and the related accumulated depreciation was $1,117,000.

	January 28, 2006	January 29, 2005
Other assets consists of:
Goodwill	$4,380	$4,380
Deferred loan costs	4,618	3,450
Other	10	10
	9,008	7,840
Less: Accumulated amortization	(4,272)	(3,751)
Other assets, net	$4,736	$4,089

	January 28, 2006	January 29, 2005
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$23,413	$18,421
Payroll and related fringe benefits	4,183	3,150
Sales, property and use taxes	3,436	3,277
Lease related costs	1,232	4,380
Insurance reserves and liabilities	1,453	1,433
Interest	1,235	191
Capital lease obligations	697	592
Due-to-related parties	89	202
Other accruals and current liabilities	6,041	7,702
Accrued and other current liabilities	$41,779	$39,348

	January 28, 2006	January 29, 2005
Other long-term liabilities consist of:
Deferred rent	$24,288	$18,873
Capitalized lease obligations	10,953	11,757
Deferred warranty and other reserves	1,107	308
Insurance reserves	577	—
Other long-term liabilities	$36,925	$30,938

Note 7.   Self-Insurance Reserves

The Company is self-insured for a portion of its workers’ compensation, health, general, auto, and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering the frequency and severity of claims, claim development history and settlement practices. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions and historical trends. As of January 28, 2006 and January 29, 2005, these reserves were $1,876,000 and $1,173,000, respectively, and were included in accrued liabilities and other long term liabilities in the balance sheet. The Company’s liability for workers compensation is discounted as payments are projected to be made over an extended period of time. Prior to fiscal 2004, Holiday Companies arranged the Company’s insurance coverage and the Company paid Holiday for such services. Beginning in April 2004, the Company obtained insurance policies directly, for appropriate areas of risk.

Note 8.   Income Taxes

Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company did not record a tax provision for the three fiscal years ending January 28, 2006 due to accumulated operating losses. The Company determined that realization of the tax benefit related to the net deferred tax assets was uncertain. Accordingly, a valuation allowance was recorded for the entire balance of the net current and non-current deferred tax assets as of January 28, 2006 and January 29, 2005.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	January 28, 2006	January 29, 2005	January 31, 2004
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	6.0%	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%	(40.0)%
Effective income tax rate	0%	0%	0%

Components of deferred tax assets are as follows: (in thousands)

	January 28, 2006	January 29, 2005
Net current deferred tax assets:
Compensation-related	$743	602
Inventory valuation	1,014	903
Insurance	751	469
Gift cards	550	—
Sales returns	200	224
Other	663	187
Total current deferred tax assets	3,921	2,385
Valuation allowance	(3,921)	(2,385)
Net current deferred tax assets	$—	$—
Net noncurrent deferred tax assets:
Net operating loss carryforwards	$19,655	$19,004
Tax credit carryforwards	76	—
Fixed assets	(15,811)	(15,128)
Rent expense	3,341	3,688
Intangible assets	(411)	(283)
Other	12	13
Total noncurrent deferred tax assets	6,862	7,294
Valuation allowance	(6,862)	(7,294)
Net noncurrent deferred tax assets	$—	$—

The Company has determined that a change in ownership, within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005. This change in ownership imposes a limitation on the amount of net operating losses that the Company may deduct for tax purposes in any given year. The Company has federal and state net operating tax loss carryforwards of approximately $48.4 million expiring between 2016 and 2025. Despite the Section 382 limitation, the Company has significant federal and state net operating loss carryforwards available for utilization in fiscal year 2006. The Company does not expect this limitation to materially impact its future tax provision for financial reporting purposes.

Note 9.   Commitments and Contingencies

Operating Leases—The Company leases retail, distribution center and corporate office properties under operating leases that have initial or remaining noncancellable terms exceeding one year. Most of the leases contain escalation clauses and require payment of real estate taxes, utilities and common area maintenance costs. Most of the retail store property leases include renewal options. Lease expense under these agreements was $45,698,000, $32,974,000 and $23,090,000 in fiscal 2005, 2004 and 2003, respectively.

The Company recognizes rent expense beginning on the earlier of the commencement date of the lease or the date when it takes possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise, and recognizes the excess of such expense over the cash payments as deferred rent in the “Long term liabilities” caption in the accompanying balance sheets.

During fiscal 2005 and 2004, the Company had certain involvement in the build-to-suit construction of three of its new stores. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases and EITF 97-10, The Effect of Lessee Involvement in Asset Construction, the Company’s involvement, and the resulting lease arrangements, qualified for sales-leaseback treatment. During fiscal 2005 and 2004, the Company expended $10,859,000 for the cost of construction for the new stores, increasing property and equipment, and received $10,843,000 for amounts reimbursed from landlords, reducing property and equipment. The resulting difference, net for the three stores, is recognized as a loss and amortized on a straight-line basis over the initial term of the lease agreements. The Company records rent expense for these three stores under operating lease treatment in accordance with its stated policy.

As of January 28, 2006 and January 29, 2005, the Company had $0 and $3,580,000 included in both property and equipment, net and accrued and other current liabilities in its balance sheet related to the above transactions. These transactions are reflected net in the statements of cash flows under investing activities.

We do not have any retained or contingent interests in the properties nor do we provide any guarantees in connection with the sale and leaseback of properties.

Capital Leases—The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. The leases vary from four to 15 years in term and require monthly payments of principal and interest. The Company also entered into a lease agreement for a retail store that requires a maximum $150,000 quarterly payment obligation for 20 years from lease inception. The agreement also provides a bargain purchase option at the end of the lease term, as defined. The required payment obligation will be reduced by allowable sales tax credits that the Company earns under a related site development agreement. The Company can not estimate the amount of these future credits and accordingly, has not reduced the obligations disclosed in the table below.

Aggregate minimum lease obligations at January 28, 2006 under the Company’s operating and capital leases follows (in thousands):

	Operating	Capital
	Leases	Leases	Total
Fiscal 2006	$48,961	$1,073	$50,034
Fiscal 2007	49,956	1,070	51,026
Fiscal 2008	49,415	929	50,344
Fiscal 2009	49,267	910	50,177
Fiscal 2010	49,102	906	50,008
Thereafter	340,556	9,581	350,137
	$587,257	$14,469	$601,726
Less: Interest		(2,819)
Outstanding capital lease obligations		$11,650

Contingent Trademark Litigation—On July 2, 2004, the Company filed an Arbitration Demand with the American Arbitration Association seeking arbitration of certain issues arising under our Noncompetition Agreement dated May 16, 1996, with Cabela’s Incorporated. On July 2, 2004, the

Company also filed a Complaint in the U.S. District Court for the District of Minnesota seeking a declaratory judgment that a contingent trademark licensing provision of the Noncompetition Agreement is unenforceable. Although the noncompetition provisions of the Noncompetition Agreement expired in June 2003, Cabela’s contends that the Noncompetition Agreement may require the Company to grant Cabela’s a license to certain of its trademarks that were in existence in 1996 if it is determined that the Company has engaged in active steps to re-enter a “direct marketing business” (as defined in the Noncompetition Agreement). The Company filed the Arbitration Demand and the Complaint to seek clarification as to the interpretation and enforceability of the Noncompetition Agreement. Cabela’s denied the claims in the Complaint and the Arbitration Demand.

In May 2005, the Company terminated the arbitration proceeding as moot and moved forward in the federal court action to seek a declaration that the contingent trademark licensing provision of the Noncompetition Agreement is invalid and unenforceable. On August 18, 2005, the district court issued a memorandum opinion and order on the limited question of whether the contingent trademark licensing provision is legally invalid as a noncompetition agreement. The court ruled that the provision is not legally invalid as a noncompetition agreement and dismissed the complaint. The court also acknowledged that it had not been asked to determine, and was not determining, the scope of the contingent trademark license or the parties respective rights thereunder. On November 10, 2005, the Company filed a motion for leave to amend the Company’s complaint against Cabela’s and assert additional defenses to Cabela’s claims regarding the enforceability of the contingent trademark license. On December 7, 2005, a magistrate judge issued an order denying the Company’s motion to amend the complaint without resolving its competitor’s counterclaim to enforce the contingent trademark provision. On December 9, 2005, the court granted the Company’s motion to amend its reply to the counterclaim permitting the Company to raise its issues regarding the enforceability and/or scope of the contingent trademark provision. No scheduling order has been issued in the case, but it is anticipated that the matter will likely be set for a trial sometime after January 1, 2007. The issues relating to the validity and enforceability of any trademark rights allegedly possessed by Cabela’s, and any limitations upon the Company’s trademark rights or rights to engage in certain direct marketing activities, remain before the court on Cabela’s counterclaims and the Company’s defenses to those counterclaims.

The Company is not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time. The contested agreement with Cabela’s affects only the use of certain trademarks and does not prohibit us from engaging in Internet and catalog sales activities utilizing other trademarks not in dispute. Although the outcome of this dispute may impact the manner in which the Company markets its products in certain distribution channels in the future, it is not expected to have any affect on the marketing of the Company’s products through its retail stores.

Securities Litigation—The company and certain of its present and former directors and executive officers were named as defendants in a purported class action filed in the U.S. District Court for the District of Minnesota, titled In re Gander Mountain Company Securities, alleging violations of the federal securities laws. The action arose from the consolidation of six virtually identical actions, which were filed between January 28, 2005 and March 4, 2005. The lead plaintiffs filed their consolidated class action complaint on August 9, 2005, on behalf of themselves and all persons (except defendants) who purchased stock in the Company’s initial public offering on April 20, 2004, or in the open market between April 21, 2004, and January 4, 2005. The plaintiffs alleged that the defendants made false and misleading public statements about the Company, and the Company’s business in the registration statement and prospectus for its initial public offering, and in filings with the Commission and press releases issued thereafter, and that the market price of the Company’s stock was artificially inflated as a result. The plaintiffs alleged claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934.

On January 19, 2006, judgment was entered granting the Company’s motion to dismiss the securities class action litigation with prejudice. The plaintiffs timely filed an appeal to the U.S. Court of Appeals, Eighth Circuit. On March 31, 2006, the lead plaintiffs, individually and on behalf of the proposed class, filed a voluntary dismissal of the appeal which was entered by the court on April 3, 2006, thus terminating this case. In connection with the dismissal, the parties agreed to bear their own costs and agreed not to seek attorneys’ fees or costs in connection with the litigation.

Derivative Litigation—The Company, as a nominal defendant, and certain of its present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005, in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against the individual defendants arising out of the same events that were alleged in the federal securities action described above. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by the Company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On August 30, 2005, the court issued a memorandum opinion and order dismissing the complaint without prejudice on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so. The plaintiff filed a motion to alter or amend the judgment, which the court denied by order entered on April 12, 2006.  The plaintiff has 30 days to file an appeal, if any. The Company does not expect the outcome of this litigation to have a material affect on its financial condition or results of operations.

Other Legal Claims—Various claims and lawsuits arising in the normal course of business may be pending against the Company from time to time. The subject matter of these proceedings typically relate to commercial disputes and employment issues. As of the date of this report, the Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations.

Note 10.   Employee Benefit Plans

The Company has a profit sharing and 401(k) savings plan that qualifies under Section 401(k) of the Internal Revenue Code covering substantially all full time employees. Under the profit sharing portion of the plan, annual contributions are discretionary and determined by management. The plan’s 401(k) feature allows employees to make pretax contributions to their 401(k) accounts, of which the Company matches 100% of the first 3% of a participant’s annual salary contributed to their account and 50% of the next 2% of such participant’s annual salary contributed to their account. Company contributions to the plan under both the profit sharing feature and 401(k) feature were $688,000, $676,000 and $1,033,000 in fiscal 2005, 2004, and 2003, respectively.

In February 2005, the Company’s Board of Directors approved the establishment of an employee stock purchase plan (ESPP) that enables substantially all fulltime employees to purchase common stock of the Company by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods. Pursuant to the terms of the ESPP, the Company has currently established a 10% discount from the stock price on the designated purchase date. During fiscal 2005, there were 28,362 shares of common stock issued under the plan at an average price of $7.38 per share.

Refer to Note 5. “Shareholders’ Equity—Stock Options” for information on employee stock options.

Note 11.   Supplemental Cash Flow Information

Interest paid under all debt instruments as well as capitalized lease obligations was $9,470,000, $4,541,000 and $3,846,000 for fiscal 2005, 2004 and 2003. Income taxes paid were $0 for all years presented.

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

Note 12.   Related-Party Transactions

The Company has had significant transactions with Holiday Companies for various services that reflect prices and rates that the Company believes are representative of market prices. On March 17, 2005, the Company amended the Shared Services Agreement dated as of February 2, 2004 by and between Holiday Companies and the Company. The amendment substantially reduced the number of services provided by Holiday Companies as the Company either provides for these services internally or independently secures these services from third party providers. The Shared Services Agreement was terminated on February 3, 2006. The principal transactions with Holiday included:

•       The Company previously leased office space and continues to lease retail space in two locations from Holiday Companies at current market rates. Total occupancy charges paid to Holiday Companies were $739,000, $1,474,000 and $1,458,000 in fiscal 2005, 2004 and 2003, respectively.

•       Holiday Companies provided certain administrative, information systems, legal, income tax, systems support, treasury, insurance, and human resources services to the Company. Charges for these services were $159,000, $2,054,000 and $3,134,000 in fiscal 2005, 2004 and 2003, respectively. Beginning in April 2004, the Company secured independent insurance policies for all areas of risk, which reduced the Holiday charges for such services.

•       Holiday Companies guarantees certain future lease obligations totaling $33,245,000 and $57,517,000 as of January 28, 2006 and January 29, 2005, respectively. The Company does not pay a fee for these guarantees.

•       In November 2005, the Company assigned its rights in an aircraft purchase contract to Erickson Petroleum Corporation, an affiliate of Holiday Companies. In exchange for the assignment, the Company received a payment of $1,450,000, including the refund of the $1,250,000 deposit previously paid to the aircraft manufacturer.

•       The Company had amounts due to Holiday of $89,000 at January 28, 2006 and $202,000 at January 29, 2005.

In August 2005, the Company issued $20 million of subordinated unsecured convertible notes to a trust, the current beneficiary of which is a member of our board of directors. This transaction is described in more detail in Note 4 above.

The Company subleases hangar space from an entity one-third owned by the Company’s chief executive officer at an annual rate of approximately $35,000.

The Company believes that the terms of these arrangements are no less favorable to the Company than would be the terms of comparable arrangements conducted at arms-length between unrelated parties.

Note 13.   Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options, warrants and convertible securities to purchase shares of the Company’s common stock have been excluded from the calculation of weighted average shares outstanding for all years presented because their inclusion would have an anti-dilutive effect on loss per share. These shares of common stock subject to potential issuance as a result of these securities totaled 4,930,804, 2,237,327, and 7,724,576, as of January 28, 2006, January 29, 2005 and

January 31, 2004, respectively. The potential shares issuable as of January 28, 2006 include 1,250,000 shares that may be issued upon conversion of the convertible notes.

The accompanying audited financial statements report loss applicable to common shareholders and loss applicable to common shareholders per share in accordance with U.S generally accepted accounting principles. The Company also discloses this information on a pro forma basis below. The Company believes the use of pro forma results provides more meaningful information due to the significant increase in share count as a result of the closing of the Company’s initial public offering on April 26, 2004, the conversion of convertible preferred stock into shares of common stock on that date and the elimination of the Company’s preferred stock dividends. The pro forma data is presented as if these events had occurred prior to each period. The pro forma amounts assume that the conversion of the convertible preferred shares to common shares, the Company’s 32-for-1 stock split and its initial public offering took place at the beginning of each of fiscal 2003 and fiscal 2004. The pro forma amounts exclude the preferred stock dividends that are assumed extinguished and the interest expense on the portions of the Company’s debt to Holiday Companies and its credit facility indebtedness that would have been paid down with the proceeds from the initial public offering, net of $0 taxes.

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

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Pro forma—Basic
Income (loss) applicable to common shareholders	$(13,307)	$2,512	$4,361
Income (loss) applicable to common shareholders, per share	$(0.93)	$0.18	$0.34
Proforma—Diluted
Income (loss) applicable to common shareholders	$(13,307)	$2,512	$4,361
Income (loss) applicable to common shareholders, per share	$(0.93)	$0.17	$0.32
Reconciliation of Pro Forma Data to GAAP
Loss applicable to common shareholders (GAAP)	$(13,307)	$(2,735)	$(15,050)
Preferred stock dividends	—	4,305	16,523
Interest expense reduction	—	942	2,888
Income (loss) applicable to common shareholders (Pro forma)	$(13,307)	$2,512	$4,361
Basic
Weighted average common shares outstanding (GAAP)	14,257	11,092	973
Conversion of preferred stock	—	1,575	6,665
Additional shares issued in IPO	—	1,555	5,349
Weighted average common shares outstanding (Pro forma)	14,257	14,222	12,987
Diluted
Weighted average common shares outstanding (GAAP)	14,257	11,092	973
Incremental shares from stock options	—	563	552
Conversion of preferred stock	—	1,575	6,665
Additional shares issued in IPO	—	1,555	5,349
Weighted average common shares outstanding (Pro forma)	14,257	14,785	13,539

Note 14.   Summary of Quarterly Results (Unaudited)

The following tables present selected quarterly financial data for the periods ended as indicated (in thousands, except stores, comparable sales, and per share data). The Company’s fiscal quarters in both fiscal 2005 and fiscal 2004 included 13 weeks and ended on Saturdays closest to the end of April, July, October and January. Sales and gross profit in the table have been restated for the reclassification described in Note 2—“Revenue recognition - Gift cards.”

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$135,259	$173,787	$214,606	$280,822	$804,474
Gross profit	$25,310	$40,856	$50,405	$75,873	$192,445
Operating income (loss)	$(15,904)	$(8,032)	$(4,304)	$26,038	$(2,201)
Net income (loss)	$(17,568)	$(10,381)	$(7,540)	$22,182	$(13,307)
Income (loss) applicable to common shareholders per share:
Basic	$(1.23)	$(0.73)	$(0.53)	$1.55	$(0.93)
Diluted	$(1.23)	$(0.73)	$(0.53)	$1.45	$(0.93)
Stores open at quarter end	87	91	99	98	98
Comparable store sales decrease	(1.0%)	(4.2%)	(8.5%)	(7.4%)	(6.0%)
Total square feet at end of period	4,148	4,444	5,037	5,000	5,000

	Fiscal 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$98,734	$128,118	$178,166	$238,996	$644,014
Gross profit	$19,408	$31,722	$48,346	$64,875	$164,352
Operating income (loss)	$(12,303)	$(2,965)	$2,910	$19,065	$6,707
Net income (loss)	$(13,805)	$(3,860)	$1,692	$17,543	$1,570
Income (loss) applicable to common shareholders per share:
Basic	$(10.65)	$(0.27)	$0.12	$1.23	$(0.25)
Diluted	$(10.65)	$(0.27)	$0.11	$1.21	$(0.25)
Stores open at quarter end	67	70	82	82	82
Comparable store sales
increase (decrease)	8.7%	1.8%	(7.5%)	(5.4%)	(2.5%)
Total square feet at end of period	2,737	2,897	3,774	3,774	3,774

ITEM 9.                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm relating thereto included in Item 8 of this Form 10-K are incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information required by this Item 10 relating to our directors is incorporated herein by reference to the section titled “Proposal 1—Election of Directors” in our proxy statement, which will be filed no later than 120 days after January 28, 2006. The information required by this Item 10 relating to our executive officers is set forth under the heading “Executive Officers” in Item 1 of this report. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement, which will be filed no later than 120 days after January 28, 2006.

We have adopted a code of business conduct and ethics for the guidance of our directors, officers, and partners, including our principal executive, financial and accounting officers and our controller. Our code of business conduct and ethics, along with other corporate governance documents, is posted on our website at www.GanderMountain.com. We intend to post on our website any amendments to, or waivers from, our code of business conduct and ethics within five business days of the amendment or waiver.

ITEM 11.         Executive Compensation

Information required by this Item 11 is incorporated herein by reference to the sections titled “Proposal 1—Election of Directors—Director Compensation,” “Executive Compensation” and “Company Stock Performance” of our proxy statement, which will be filed no later than 120 days after January 28, 2006.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership required by this Item 12 is incorporated herein by reference to the sections titled “Security Ownership of Principal Shareholders and Management” and “Executive Compensation—Equity Compensation Plan Information” of our proxy statement, which will be filed no later than 120 days after January 28, 2006.

ITEM 13.         Certain Relationships and Related Transactions

Information required by this Item 13 is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” of our proxy statement, which will be filed no later than 120 days after January 28, 2006.

ITEM 14.         Principal Accountant Fees and Services

Information required by this Item 14 is incorporated herein by reference to the sections titled “Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Fees Billed By Ernst & Young LLP” and “Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Approval of Independent Registered Public Accounting Firm Services and Fees” of our proxy statement, which will be filed no later than 120 days after January 28, 2006.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.                 Financial Statements

The following described financial statements are included in this report under Item 8:

•       Report of Independent Registered Public Accounting Firm on Financial Statements

•       Balance Sheets as of January 28, 2006 and January 29, 2005

•       Statements of Operations for the fiscal years ended January 28, 2006, January 29, 2005 and  January 31, 2004

•       Statements of Cash Flows for the fiscal years ended January 28, 2006, January 29, 2005 and  January 31, 2004

•       Statements of Shareholders’ Equity for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

•       Notes to Financial Statements

2.                 Financial Statement Schedule

The following financial statement schedule is filed herewith:

•       Schedule II—Valuation and Qualifying Accounts

Gander Mountain Company
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to cost, expense	Deductions	Balance at end of period
Accounts Receivable Reserves (1) :
2005	$524	$1,046	$600	$970
2004	304	791	571	524
2003	7	550	253	304
Inventory Reserves:
2005	1,762	1,454	1,514	1,702
2004	1,629	1,090	957	1,762
2003	$1,034	$1,004	$409	$1,629

(1)          Represents reserves for doubtful accounts related to amounts due from vendors that are reflected as reductions in accounts payable in the Company’s balance sheets as the Company has the right-of-offset against amounts owed to vendors for merchandise purchases.

3.                 Exhibits

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of the Registrant (1)
3.2		Amended and Restated Bylaws of the Registrant (2)
4.1		Specimen of common stock certificate (3)
4.2		Form of Floating Rate Convertible Subordinated Note (4)
10.1		Note Purchase Agreement, dated August 16, 2005, among the Registrant and the purchaser named therein (5)
10.2

Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein (6)

10.3		Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001 (7)
10.4		Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001 (8)
10.5		Noncompetition Agreement between the Registrant and Cabela’s Incorporated dated May 16, 1996 (9)
10	.6†	Employment Agreement, dated March 1, 2006, by and between the Registrant and Mark R. Baker, the Registrant’s Chief Executive Officer (10)
10	.7†	Form of Employment Agreement for the Registrant’s Executive Vice Presidents (11)
10	.8†	Form of Employment Agreement for the Registrant’s Senior Vice Presidents (12)
10	.9†	Description of Fiscal 2006 Bonus Program (13)
10	.10†	Revised Director Compensation Program (13)
10	.11†	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003 (14)
10	.12†	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004 (15)
10	.13†	2002 Stock Option Plan (16)
10	.14†	Amendment No. 1 to 2002 Stock Option Plan (17)
10	.15†	Amended and Restated 2004 Omnibus Stock Plan (18)
10	.16†	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan (19)
10	.17†	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan (20)
10	.18†	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan (21)
10	.19†	Employee Stock Purchase Plan (22)

10.20		Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004 (23)
10	.21†	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003 (24)
10	.22†	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004 (25)
14		Code of Conduct of the Registrant (as amended through June 7, 2005) (26)
23		Consent of Ernst & Young LLP*
24		Powers of Attorney*
31.1		Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*
31.2		Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*
32.1		Section 1350 Certification by Principal Executive Officer*
32.2		Section 1350 Certification by Principal Financial Officer*

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

(4)          Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on August 17, 2005.

(5)          Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on August 17, 2005.

(6)          Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 8, 2006.

(7)          Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(8)          Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(9)          Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(10)   Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(11)   Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(12)   Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(13)   Incorporated by reference to the description of this program included in the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(14)   Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(15)   Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(16)   Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(17)   Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(18)   Incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(19)   Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(20)   Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(21)   Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(22)   Incorporated by reference to Exhibit C to the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(23)   Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(24)   Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(25)   Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(26)   Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on June 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2006.

Gander Mountain Company
(Registrant)
By:	/s/ MARK R. BAKER
Mark R. Baker
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2006.

Name	Title
/s/ MARK R. BAKER	Chief Executive Officer, President and
Mark R. Baker	Director (Principal Executive Officer)
/s/ DENNIS M. LINDAHL	Executive Vice President, Chief Financial
Dennis M. Lindahl	Officer and Treasurer
(Principal Financial and Accounting Officer)
/s/ *	Chairman of the Board
Ronald A. Erickson
/s/ *	Director
Karen M. Bohn
/s/ *	Director
Marshall L. Day
/s/ *	Director
Richard C. Dell
/s/ *	Director
Gerald A. Erickson
/s/ *	Director
Dale Nitschke
/s/ *	Director
David C. Pratt

*                    Dennis M. Lindahl, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by these persons.

/s/ DENNIS M. LINDAHL
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant**
3.2	Amended and Restated Bylaws of the Registrant**
4.1	Specimen of common stock certificate**
4.2	Form of Floating Rate Convertible Subordinated Note**
10.1	Note Purchase Agreement, dated August 16, 2005, among the Registrant and the purchaser named therein**
10.2

Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein**

10.3	Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001**
10.4	Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001**
10.5	Noncompetition Agreement between the Registrant and Cabela’s Incorporated dated May 16, 1996**
10.6	Employment Agreement, dated March 1, 2006, by and between the Registrant and Mark R. Baker, the Registrant’s Chief Executive Officer**
10.7	Form of Employment Agreement for the Registrant’s Executive Vice Presidents**
10.8	Form of Employment Agreement for the Registrant’s Senior Vice Presidents**
10.9	Description of Fiscal 2006 Bonus Program**
10.10	Revised Director Compensation Program**
10.11	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003**
10.12	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004**
10.13	2002 Stock Option Plan**
10.14	Amendment No. 1 to 2002 Stock Option Plan**
10.15	Amended and Restated 2004 Omnibus Stock Plan**
10.16	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan**
10.17	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan**
10.18	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan**
10.19	Employee Stock Purchase Plan**
10.20	Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004**

10.21	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003**
10.22	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004**
14	Code of Conduct of the Registrant (as amended through June 7, 2005)**
23	Consent of Ernst & Young LLP*
24	Powers of Attorney*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Section 1350 Certification by Principal Executive Officer*
32.2	Section 1350 Certification by Principal Financial Officer*

*                    Filed herewith.

**             Incorporated by reference.