Form 10-Q
period 2006-04-29
GANDER MOUNTAIN CO
filed 2006-06-08
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2006.

Commission File Number:  000-50659

GANDER MOUNTAIN COMPANY

(Exact name of Registrant as Specified in its Charter)

Minnesota		41-1990949
(State or Other Jurisdiction of	180 East Fifth Street, Suite 1300	(I.R.S. Employer
Incorporation or Organization)	Saint Paul, Minnesota 55101	Identification No.)
(651) 325-4300
(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. check one ☐ large accelerated filer   ☒ accelerated filer   ☐ non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,285,287 shares outstanding as of June 1, 2006.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED APRIL 29, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company

Statements of Operations -Unaudited

(In thousands, except per share data)

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Sales	$155,581	$135,259
Cost of goods sold	128,589	109,949
Gross profit	26,992	25,310
Operating expenses:
Store operating expenses	35,855	32,570
General and administrative expenses	9,353	8,384
Gain on contract settlement	—	(2,500)
Pre-opening expenses	765	2,759
Loss from operations	(18,981)	(15,903)
Interest expense, net	3,986	1,665
Loss before income taxes	(22,967)	(17,568)
Income tax provision	—	—
Net loss	$(22,967)	$(17,568)

Basic and diluted loss per share	$(1.61)	$(1.23)

Weighted average common shares outstanding	14,285	14,235

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Balance Sheets

(In thousands)

	April 29,	January 28,
	2006	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,576	$1,580
Accounts receivable	12,061	7,215
Inventories	332,617	308,395
Prepaids and other current assets	7,584	4,557
Total current assets	353,838	321,747
Property and equipment, net	130,708	132,447
Other assets, net	4,884	4,736
Total assets	$489,430	$458,930

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$200,555	$174,936
Accounts payable	66,106	35,465
Accrued and other current liabilities	38,520	41,779
Total current liabilities	305,181	252,180

Unsecured conertible note payable	20,000	20,000
Other long term liabilities	37,096	36,925

Shareholder's equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 14,285,287 and 14,246,925 shares issued and outstanding)	143	143
Additional paid-in-capital	192,552	192,257
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(61,442)	(38,475)
Total shareholders' equity	127,153	149,825
Total liabilities and shareholders' equity	$489,430	$458,930

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Statements of Cash Flows - Unaudited

(In thousands)

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Operating activities
Net loss	$(22,967)	$(17,568)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,462	3,727
Stock-based compensation expense	301	14
Loss on disposal of property and equipment	111	—
Change in operating assets and liabilities:
Accounts receivable	(4,846)	(6,858)
Inventories	(24,222)	(44,344)
Prepaid expenses and other assets	(3,341)	(1,337)
Accounts payable and other liabilities	27,547	53,325
Net cash used in operating activities	$(21,955)	$(13,041)

Investing activities
Purchase of property and equipment, net	$(3,668)	$(13,723)
Net cash used in investing activities	$(3,668)	$(13,723)

Financing activities
Borrowings under credit facility, net	$25,619	$26,745
Proceeds from exercise of stock options	—	207
Net cash provided by financing activities	$25,619	$26,952
Net increase (decrease) in cash	(4)	188
Cash, beginning of period	1,580	$1,033
Cash, end of period	$1,576	$1,221

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Notes to Unaudited Financial Statements

Quarterly Period Ended April 29, 2006

1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of April 29, 2006 and for the 13 weeks ended April 29, 2006 and April 30, 2005, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 28, 2006.

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

2. Stock-Based Compensation

Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for the 13 weeks ended April 29, 2006, for granted, modified or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

We previously applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations and provided the required pro forma disclosures in the notes to the financial statements pursuant to Statement No. 123, Accounting for Stock-Based Compensation. Prior to fiscal 2006, generally no stock-based compensation expense was recognized in our statements of operations for employee stock options, as the exercise price was equal to the market price of our stock on the date of grant.

Share-based awards - In February 2004, we adopted the 2004 Omnibus Stock Plan, which currently authorizes the granting of stock-based awards covering up to 4,000,000 shares of common stock. Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of April 29, 2006, there were 2,904,194 options to purchase common stock outstanding.  The options granted under this plan, for which vesting was not accelerated in fiscal year 2005, primarily vest in three equal annual increments from the date of grant. Outstanding options to purchase common stock under this plan which are fully vested and exercisable were 1,846,170. These vested options have a weighted-average exercise price of $13.80 per share, a weighted-average remaining life of 8.5 years and have an aggregate intrinsic value of approximately $40,000 at April 29, 2006.

In February 2002, we implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of April 29, 2006, there were 156,116 options outstanding under this plan to purchase common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for our common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time.  These options have a 10-year life with vesting subject to our meeting the targeted stock price of $32.06 per share at a fiscal year end.  The exercise price is $4.47 per share. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.

We have also granted other options to certain members of our management team on several dates prior to fiscal year 2005. The exercise price in all cases was the fair value of the underlying common stock on the date of grant, with exercise periods of up to ten years. As of April 29, 2006, there were 897,352 options to purchase common stock outstanding under these grants, all of which are fully vested and exercisable. These vested options have a weighted-average exercise price of $9.33 per share, a weighted-average remaining life of 5.6 years and have an aggregate intrinsic value of approximately $410,000 at April 29, 2006.

As of April 29, 2006, there were a total of 3,957,662 options to purchase common stock outstanding, under all of our stock option plans and non-plan stock options, with a weighted average exercise price of $10.40 and a weighted average remaining life of 8.1 years.  These options vest in equal increments primarily over periods of three years from the date of grant, although certain grants have been made with shorter vesting schedules and the vesting of certain stock options was accelerated in fiscal 2005. The following table summarizes stock-based payment award activity for the 13 weeks ended April 29, 2006:

	Number of Shares Under Option	Weighted- Average Exercise Prices
Outstanding - January 28, 2006	3,680,804	$10.84
Granted	395,767	$6.45
Exercised	—	$0.00
Forfeited	(118,909)	$10.89
Outstanding - April 29, 2006	3,957,662	$10.40

Weighted-average Black-Scholes fair value of options granted during the quarter		$3.16

In February 2005, our board of directors approved the establishment of an employee stock purchase plan (ESPP) that enables substantially all fulltime employees to purchase common stock by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods. Pursuant to the terms of the ESPP, we have currently established a 10% discount from the stock price on the designated purchase date. Since the purchase discount exceeds the amount allowed under SFAS 123R for non-compensatory treatment, we recorded expense of $6,000 for the ESPP in the 13 weeks ended April 29, 2006. There was not a designated purchase date during the 13 weeks ended April 29, 2006 or April 30, 2005. As of April 29, 2006, 28,362 shares had been issued under the ESPP and 471,638 shares were available for issuance.

The stock options outstanding and exercisable for share-based payment awards as of April 29, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$4.47 - 7.99	1,167,474	9.2 Years	$5.77	10,000	$5.00
8.00 - 11.99	1,775,910	7.3 Years	9.79	1,719,244	9.74
12.00 - 15.99	80,400	8.6 Years	12.90	80,400	12.90
16.00 - 19.99	757,728	8 Years	16.00	757,728	16.00
20.00 - 23.99	136,150	8.3 Years	21.45	136,150	21.45
24.00 - 24.40	40,000	8 Years	24.40	40,000	24.40
$4.47 - 24.40	3,957,662	8.1 Years	$10.40	2,743,522	$12.34

Impact of the adoption of Statement 123R - The amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period. The impact on our results of operations and loss per share from recording stock-based compensation for the 13 weeks ended April 29, 2006 is shown in the table below. There was no impact on cash flows.

	Before 123R expense	Stock- based expense	As reported
	(in thousands, except per share data)
Cost of goods sold	$128,581	8	$128,589
Store operating expenses	35,794	61	35,855
General and administrative expenses	9,186	167	9,353
Loss from operations	(18,745)	(236)	(18,981)
Net loss	(22,731)	(236)	(22,967)
Basic and diluted loss per share	$(1.59)	$(0.02)	$(1.61)

                At April 29, 2006, there was approximately $2,500,000 of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.7 years.

In addition to stock-based compensation expense of $236,000, we recorded expense of $65,000 for options to purchase stock issued to non-employees prior to fiscal year 2006.

                Valuation Assumptions - We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of the resulting compensation expense. The key assumptions used in determining the fair value of options granted in the 13-week period ended April 29, 2006, and a summary of the methodology applied to develop each assumption are as follows:

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Average risk-free interest rate (1)	4.69%	4.34%
Expected stock price volatility (2)	50%	50%
Expected term (years) (3)	5	5
Expected dividend yield (4)	0.0%	0.0%

(1) Risk-Free Interest Rate: This is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase compensation expense.

(2) Expected Stock Price Volatility: This is a measure of the amount by which a stock’s price is expected to fluctuate during the estimated expected life for an award. Due to lack of historical data because of our short life as a public company, the volatility factor was derived from considering volatility factors used by peers in our market sector. An increase in the expected stock price volatility will increase compensation expense.

(3) Expected Term: This is the period of time over which granted stock options are expected to remain outstanding based on historical experience. This is an estimate based on management’s consideration of expected exercise behavior, past accelerations of vesting provisions, life cycle of the company and the expected term factors used by peers in our market sector.  An increase in the expected term will increase compensation expense.

(4) Expected Dividend Yield: We historically have not made any dividend payments, nor do we expect to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Pro forma Information for Period Prior to the Adoption of Statement 123R - Because we went public in 2004, all options granted prior to 2004 were accounted for in accordance with APB No. 25.  Our ESPP was deemed non-compensatory under the provisions of APB No. 25.  Stock-based compensation costs were reflected in net earnings where the options granted under those plans had an exercise price that was less than the fair value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the 13 weeks ended April 30, 2005 was as follows (presented alongside the actual results for the 13 weeks ended April 29, 2006 for comparability):

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Net loss, as reported	$(22,967)	$(17,568)
Add: Stock-based employee compensation expense in reported net loss	236	—
Deduct: Stock-based employee compensation expense determined under the fair value method	(236)	(7,165)
Pro forma net loss	$(22,967)	$(24,733)
Loss per common share:
Basic and diluted - as reported	$(1.61)	$(1.23)
Basic and diluted - pro forma	$(1.61)	$(1.74)

During fiscal 2005, our compensation committee of our board of directors accelerated the vesting for certain outstanding options to purchase common stock that had exercise prices greater than the closing price of our common stock on the dates of approval. We accelerated the vesting of options to purchase a total of approximately 2,696,000 shares of common stock, on March 2, 2005 and November 30, 2005. As a result of the accelerations, all of these options became fully exercisable and remain exercisable through their respective termination dates, which vary, but do not extend past 2015. The pro-forma expense of $7,165,000 reflected above for the 13 weeks ended April 30, 2005 is primarily a result of the March 2, 2005 vesting acceleration.

                Other recent accounting pronouncements - In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation and for determining the impact on the APIC pool and statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Our adoption of this guidance did not have a material impact on our net earnings, cash flows or financial position.

3. Capital Stock

Since the completion of our initial public offering on April 26, 2004, and the filing of our amended and restated articles of incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of April 29, 2006, there were 14,285,287 shares of common stock and no shares of preferred stock outstanding.

4. Credit Facility

Our credit facility provides us with the capital to fund the growth and operation of our business. Currently, the revolving credit facility provides availability of $275,000,000 which may be further increased to $300,000,000, subject to certain conditions including the absence of default. In addition to the existing $275,000,000 revolving credit facilty, we have a $20,000,000 term loan for a total credit facility of $295,000,000. The credit facility has a maturity date of June 30, 2009.

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

Effective May 25, 2006, we amended our credit facility to adjust the level of the EBITDA covenants for the months of April 2006 through July 2006. As amended, testing of the EBITDA covenant is required when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves.  The credit facility also specifies quarterly testing of the operating cash flow covenant. Other substantive terms of the agreement were not materially changed in the May 25, 2006 amendment. We are in compliance with all covenants of the credit facility.

Outstanding borrowings under the credit facility, including letters of credit, were $207.1 million and $147.4 million as of April 29, 2006 and April 30, 2005, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $24.1 million as of April 29, 2006 and $63.5 million as of April 30, 2005.

5. Earnings Per Share

Basic and diluted loss per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding for both 13-week periods presented because their inclusion would have an anti-dilutive effect on loss per share. In addition, we have excluded any potentially dilutive shares related to the outstanding convertible debt from the calculation of weighted average shares outstanding because their inclusion would have an anti-dilutive effect on loss per share. If the convertible debt instrument was converted to common stock, these shares would amount to at least 1,250,000 shares of stock with additional shares issued depending on the amount of accrued interest at the time of conversion.  As of April 29, 2006 and April 30, 2005, there were a total of 3,957,662 and 3,004,407 options to purchase common stock outstanding, respectively.

6. Contract Settlement

In March 2005, we received $2,500,000 relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity. We have reclassified this item in our fiscal 2005 statement of operations from a reduction of general and administrative expenses to gain on contract settlement in the 13 weeks ended April 30, 2005.

7. Selected Balance Sheet Information (in thousands)

Accrued and other current liabilities consist of:	April 29, 2006	January 28, 2006
Gift cards and gift certificate liabilities	$17,680	$23,413
Payroll and related fringe benefits	2,216	4,183
Sales, property and use taxes	4,758	3,436
Lease related costs	1,267	1,232
Insurance reserves and liabilities	1,676	1,453
Interest	1,128	1,235
Capital lease obligations	703	697
Due-to-related parties	55	89
Other accruals and current liabilities	9,037	6,041
Accrued and other current liabilities	$38,520	$41,779

Other long-term liabilities consist of:	April 29, 2006	January 28, 2006
Deferred rent	$24,517	$24,288
Capitalized lease obligations	10,775	10,953
Insurance reserves and other liabilities	1,804	1,684
Other long-term liabilities	$37,096	$36,925

8. Contingencies - Litigation

Contingent Trademark Litigation -  On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable  Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license to certain of our trademarks that were in existence in 1996.

                On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint.  The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties respective rights thereunder.  In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim in which we raised multiple additional issues regarding the validity and enforceability of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue.  These issues remain before the court.  Discovery is currently underway and the court has established a trial-ready date of May 1, 2007.

We are not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future. It is not expected to have any affect on the marketing of our products through our retail stores.

Derivative Litigation - As previously reported, our company, as a nominal defendant, and certain of our present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota.   On August 30, 2005, the court issued an order dismissing the complaint without prejudice on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so. The plaintiff filed a motion to alter or amend the judgment.  On May 16, 2006, the court entered judgment denying plaintiff’s motion and dismissed the case. The plaintiff has 30 days to appeal the entry of the judgment. We do not expect the outcome of this litigation to have a material affect on our financial condition or results of operations.

Other Legal Claims - Various claims and lawsuits arising in the normal course of business may be pending against us from time to time. The subject matter of these proceedings typically relate to commercial disputes and employment issues. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

9. Subsequent Event

On May 25, 2006, we completed an amendment to our credit facility agreement.  Refer to Note 4 for further information.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

                The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and other reports, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 28, 2006.

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base from 26 stores in 1997 to our current base of 100 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 5.2 million square feet of retail space in 18 states — Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. We anticipate opening  five additional new stores during the remainder of fiscal 2006.

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

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores are over 50,000 square feet, and are located with convenient access to a major highway. They have a warehouse-style shopping environment characterized by concrete floors, open-bar joist ceilings, high-density racking and wide aisles, which reinforces our overall value proposition to our customers and enables us to substantially increase the breadth and depth of our product and service offerings. Most of our large-format stores offer all-terrain vehicles (ATVs), and some carry an expanded assortment of fishing and recreational boats. Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other small engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. We utilize outside selling areas adjacent to some of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. These increase the efficiency of our stores and also give those products greater visibility. Currently, 50 of our 100 stores are large format stores.

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

•                  price competition,

•                  clearance activities in connection with seasonal inventory management,

•                  closeout sales in connection with store relocations and consolidations,

•                  sourcing of products from locations outside the United States,

•                  vendor programs, and

•                  supply chain enhancements.

                In addition, our gross margin is impacted by store occupancy and distribution costs. We monitor these costs in absolute dollars and as a percentage of sales.

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

Our critical accounting policies and use of estimates are discussed and should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 28, 2006.

Results of Operations

The following table includes selected items in the unaudited statements of operations, reflected as a percentage of sales:

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Sales	100.0%	100.0%
Cost of goods sold	82.7%	81.3%
Gross profit	17.3%	18.7%
Operating expenses:
Store operating expenses	23.0%	24.1%
General and administrative expenses	6.0%	6.2%
Gain on contract settlement	0.0%	(1.8)%
Pre-opening expenses	0.5%	2.0%
Loss from operations	(12.2)%	(11.8)%
Interest expense, net	2.6%	1.2%
Loss before income taxes	(14.8)%	(13.0)%
Income tax provision	0.0%	0.0%
Net loss	(14.8)%	(13.0)%

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

Thirteen Weeks Ended April 29, 2006 compared to Thirteen Weeks Ended April 30, 2005

Sales.  Sales increased by $20.3 million, or 15.0%, to $155.6 million in the first quarter of fiscal 2006 from $135.3 million in the first quarter of fiscal 2005. This increase primarily resulted from sales of $36.4 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $13.3 million, and a $2.8 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales decreased 10.4% compared to a decrease of 1.0% in the first quarter of fiscal 2005. We opened two new stores during the first quarter of fiscal 2006 compared to six new stores during the first quarter of fiscal 2005. Total square footage as of April 29, 2006 increased 22.7% to 5.1 million square feet, as compared to April 30, 2005. We relocated one store during the quarter ended April 29, 2006. During the same quarter of fiscal 2005, we also relocated one store.

We believe the comparable store sales decrease and the overall softness in sales is primarily attributable to (i) reduced spending in advertising and promotions of approximately  $2.6 million or 39%, (ii) our focus on our everyday-low-price strategy which resulted in fewer promotions, and (iii) cannibalization from some of the new store openings and new competition entering some of our markets.

                Gross Profit. Gross profit increased by $1.7 million, or 6.6%, to $27.0 million in the first quarter of fiscal 2006 from $25.3 million in the first quarter of fiscal 2005. As a percentage of sales, gross profit decreased 140 basis points to 17.3% in the first quarter of fiscal 2006 from 18.7% in the first quarter of fiscal 2005.  Major factors primarily affecting gross margin in the current quarter were:

•                  an initial product margin increase of approximately 120 basis points, offset by;

•                  a negative impact of approximately 160 basis points from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores; and

•                  other factors negatively impacting margin, including reduced new store discounts as a result of opening new stores with less inventory and a continuation in the trend toward higher freight costs as fuel prices increased.

Store Operating Expenses.  Store operating expenses increased by $3.3 million, or 10.1%, to $35.9 million in the first quarter of fiscal 2006 from $32.6 million in the first quarter of fiscal 2005. As a percentage of sales, store operating expenses decreased 110 basis points to 23.0% in the first quarter of fiscal 2006 from 24.1% in the first quarter of fiscal 2005. We reduced advertising and branding expenditures, deciding to allocate spending to the back half of fiscal 2006 when our customers are shopping much more frequently, resulting in a 235 basis point reduction in advertising spending. In addition, we had a modest gain in store labor productivity. The benefit of these reductions were offset in part by the de-leveraging of most other expenses as a result of lower than expected sales.

General and Administrative Expenses.  General and administrative expenses increased by $1.0 million, or 11.6%, to $9.4 million in the first quarter of fiscal 2006 from $8.4 million in the first quarter of fiscal 2005. As a percentage of sales, general and administrative expenses decreased 20 basis points to 6.0% in the first quarter of fiscal 2006 from 6.2% in the first quarter of fiscal 2005.

Gain on Contract Settlement.  In March 2005, we received a $2.5 million non-recurring payment relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity.

Pre-opening Expenses.  Pre-opening expenses decreased $2.0 million, or 72.3%, to $0.8 million in the first quarter of fiscal 2006 from $2.8 million in the first quarter of fiscal 2005. We opened two new stores in the first quarter of fiscal 2006, compared to six new stores in the first quarter of fiscal 2005.

Interest Expense, net.  Interest expense increased by $2.3 million, or 139.4%, to $4.0 million in the first quarter of fiscal 2006 from $1.7 million in the first quarter of fiscal 2005. The increase resulted from higher average borrowings incurred to fund our growth, including the placement of $20 million of convertible debt in August 2006. We also experienced higher average interest rates of approximately 250 basis points during the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005.

Income Tax Provision. We did not record an income tax benefit for the first quarters of fiscal 2006 or fiscal 2005 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $23.0 million for the first quarter of fiscal 2006 represented an increase of $5.4 million from the net loss of $17.6 million for the first quarter of fiscal 2005.

Liquidity and Capital Resources

                Our primary capital requirements are for inventory, capital improvements, pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.

Operating Activities.  Net cash used in operating activities for the first quarter of fiscal 2006 increased by $9.0 million to $22.0 million, as compared to $13.0 million for the first quarter of fiscal 2005. The increase was primarily due to: (i) a higher net loss of $5.4 million, and (ii) reduced leverage in accounts payable as a result of reduced property and equipment payables related to new stores.  Overall, our efforts to manage inventories have resulted in lower levels of inventories in our recently opened new stores, as well as a reduction in inventories in all our stores.

Investing Activities.  Net cash used in investing activities was $3.7 million in the first quarter of fiscal 2006 and $13.7 million in the first quarter of fiscal 2005, consisting of purchases of property and equipment. We used cash primarily for tenant improvements and equipment to open new stores and to remodel and upgrade existing stores. There were two new stores opened in the first quarter of fiscal 2006 and six new stores opened in the first quarter of fiscal 2005. Purchases of property and equipment in the first quarter of fiscal 2005 also included expenditures for an upgrade to our distribution center, information technology equipment and office furniture and equipment at our new corporate headquarters.

Financing Activities.  Net cash provided by financing activities was $25.6 million in the first quarter of fiscal 2006, as compared to $27.0 million in the first quarter of fiscal 2005. The reduced funding needed from our credit facility was due to the increase in cash used in operations of $9.0 million being offset by a $10.0 million reduction in property and equipment purchases. Our financing activities were utilized to fund our continued store expansion, including inventory, property and equipment, and to fund our operating losses.

Credit Facility.  To meet our liquidity and capital needs, we entered into a credit facility with Bank of America, N.A.   This credit facility provided for revolving loans in an aggregate amount of up to $275 million, including up to $50 million in the form of letters of credit, and matures in June 2009.  Availability under the facility may be further increased to $300 million, subject to certain conditions including the absence of default. The actual availability under the amended credit facility is limited to 85% of eligible credit card receivables plus the lesser of 68% to 75% of eligible inventory or 85% of the inventory’s liquidation value, in each case, net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the revolving credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on our EBITDA, as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA. Our obligations under the credit facility are secured by interests in substantially all of our assets.

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

Effective May 25, 2006, we amended our credit facility to adjust the level of the EBITDA covenants for the months of April 2006 through July 2006. As amended, testing of the EBITDA covenant is required when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. The credit facility continues to specify quarterly testing of the operating cash flow covenant.  Other substantive terms of the agreement were not materially changed in the May 25, 2006 amendment. We are in compliance with all covenants of the credit facility.

Outstanding borrowings under the credit facility, including letters of credit, were $207.1 million and $147.4 million as of April 29, 2006 and April 30, 2005, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $24.1 million as of April 29, 2006 and $63.5 million as of April 30, 2005.

Income Taxes. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements.  Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We anticipate opening five additional new stores during the remainder of fiscal 2006. However, business conditions, business strategy or other factors may cause us to adjust such plans.

                Additional needs for capital include funding seasonal inventory levels and operating losses due to our seasonality, and may include an investment for an expansion into another distribution channel in addition to our retail channel. We can provide no assurances at this time as to the timing of such an expansion, or whether such an expansion will occur. We also expect to continue to increase our direct product sourcing activities, requiring additional funding possibly through increased letters of credit or trade credit. We intend to satisfy our capital requirements over the next twelve months with cash flows from operations, funds available under our credit facility, equipment financing leases and/or funds from additional borrowing capacity. However, if changes in capital requirements occur, including trade credit, vendor terms or other factors detailed from time to time in our filings with the Securities and Exchange Commission, we may need to seek additional debt or equity financing in the public or private capital markets. There is no assurance that financing will be available to us on acceptable terms. Beyond fiscal 2006,we anticipate needing additional financing to grow our business.

With the placement of the subordinated unsecured convertible note in fiscal 2005, we have an obligation that may require funding, depending on whether the holder of the note ultimately exercises the option to convert the debt into shares of common stock.  If conversion fails to occur, $20 million is due to the holder in fiscal 2010.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations and letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of April 29, 2006, the minimum operating lease payments due within one year were $49.9 million. As of April 29, 2006, total minimum operating lease payments remaining over the life of the operating leases were $575.6 million. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters-of-credit were $6.6 million and $6.2 million at April 29, 2006 and April 30, 2005, respectively, and were related primarily to importing of merchandise and funding insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations. The merchandise purchases for which we do have firm commitments outstanding, in addition to letters-of-credit, were $0.6 million as of April 29, 2006.

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

Critical Accounting Policies and Use of Estimates — Adoption of SFAS 123R

Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for the

13-weeks ended April 29, 2006, for granted, modified, or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

The amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period. The impact on our results of operations and loss per share from recording stock-based compensation for the 13 weeks ended April 29, 2006 is shown in the table below. There was no impact on cash flows.

	Before 123R expense	Stock- based expense	As reported
	(in thousands, except per share data)
Cost of goods sold	$128,581	8	$128,589
Store operating expenses	35,794	61	35,855
General and administrative expenses	9,186	167	9,353
Loss from operations	(18,745)	(236)	(18,981)
Net loss	(22,731)	(236)	(22,967)
Basic and diluted loss per share	$(1.59)	$(0.02)	$(1.61)

                At April 29, 2006, there was approximately $2,500,000 of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.7 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $200.6 million at April 30, 2006 and averaged $186.2 million during the first quarter of fiscal 2006. Our average interest rate for the first quarter of fiscal 2006 under our credit facility is 250 basis points higher than the same period last year due primarily to general interest rate movement. If short-term floating interest rates on our average variable rate debt for the first quarter of fiscal 2006 had increased by 100 basis points, our interest expense would have increased by approximately $0.5 million, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

                We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.  We have no international sales, however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars.

ITEM 4.  CONTROLS AND PROCEDURES

                As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial and accounting officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Contingent Trademark Litigation -  On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable  Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license to certain of our trademarks that were in existence in 1996.

                On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint.  The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties respective rights thereunder.  In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim in which we raised multiple additional issues regarding the validity and enforceability of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue.  These issues remain before the court.  Discovery is currently underway and the court has established a trial-ready date of May 1, 2007.

We are not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future. It is not expected to have any affect on the marketing of our products through our retail stores.

Derivative Litigation - As previously reported, our company, as a nominal defendant, and certain of our present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota.   On August 30, 2005, the court issued an order dismissing the complaint without prejudice on the grounds that plaintiff was required to make pre-suit demand on our board of directors and failed to do so. The plaintiff filed a motion to alter or amend the judgment.  On May 16, 2006, the court entered judgment denying plaintiff’s motion and dismissed the case. The plaintiff has 30 days to appeal the entry of the judgment. We do not expect the outcome of this litigation to have a material affect on our financial condition or results of operations.

Other Legal Claims - Various claims and lawsuits arising in the normal course of business may be pending against us from time to time. The subject matter of these proceedings typically relate to commercial disputes and employment issues. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable.

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

10

Amendment Agreement No. 1, dated May 25, 2006, to Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein

Incorporated by Reference (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.
(2)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.
(3)	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 000-50659), filed with the Commission on May 31, 2006.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDER MOUNTAIN COMPANY

Date: June 8, 2006	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2006	By:	/s/ Dennis M. Lindahl
Dennis M. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference

10

Amendment Agreement No. 1, dated May 25, 2006, to Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among Gander Mountain Company, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein

Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically