Form 10-Q
period 2006-07-29
GANDER MOUNTAIN CO
filed 2006-09-07
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2006.

Commission File Number:  000-50659

GANDER MOUNTAIN COMPANY

(Exact name of Registrant as Specified in its Charter)

Minnesota	41-1990949
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

180 East Fifth Street, Suite 1300

Saint Paul, Minnesota 55101

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,308,274 shares outstanding as of September 1, 2006.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED JULY 29, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company

Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Sales	$182,482	$173,787	$338,062	$309,046
Cost of goods sold	138,408	132,931	266,996	242,880
Gross profit	44,074	40,856	71,066	66,166

Operating expenses:
Store operating expenses	36,472	38,133	72,327	70,703
General and administrative expenses	9,606	9,738	18,959	18,122
Gain on contract settlement	—	—	—	(2,500)
Pre-opening expenses	708	1,017	1,473	3,776
Loss from operations	(2,712)	(8,032)	(21,693)	(23,935)
Interest expense, net	4,847	2,349	8,833	4,014
Loss before income taxes	(7,559)	(10,381)	(30,526)	(27,949)
Income tax provision	—	—	—	—
Net loss	$(7,559)	$(10,381)	$(30,526)	$(27,949)

Basic and diluted loss per share	$(0.53)	$(0.73)	$(2.14)	$(1.96)

Weighted average common shares outstanding	14,293	14,258	14,289	14,247

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Balance Sheets

(In thousands)

	July 29,	January 28,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,263	$1,580
Accounts receivable	16,652	7,215
Inventories	334,885	308,395
Prepaids and other current assets	4,650	4,557
Total current assets	357,450	321,747
Property and equipment, net	134,957	132,447
Other assets, net	5,850	4,736
Total assets	$498,257	$458,930

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$215,798	$174,936
Accounts payable	57,365	35,465
Accrued and other current liabilities	41,123	41,082
Current maturities of long term debt	1,003	697
Total current liabilities	315,289	252,180

Unsecured convertible note payable	20,000	20,000
Long term debt	16,196	10,953
Other long term liabilities	26,745	25,972

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 14,308,274 and 14,285,287 shares issued and outstanding)	143	143
Additional paid-in-capital	192,985	192,257
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(69,001)	(38,475)
Total shareholders’ equity	120,027	149,825

Total liabilities and shareholders’ equity	$498,257	$458,930

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Statements of Cash Flows - Unaudited

(In thousands)

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
Operating activities
Net loss	$(30,526)	$(27,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,889	8,039
Stock-based compensation expense	595	—
Loss on disposal of property and equipment	618	1,160
Change in operating assets and liabilities:
Accounts receivable	(7,901)	(7,509)
Inventories	(26,490)	(58,030)
Prepaid expenses and other assets	(1,619)	(2,613)
Accounts payable and other liabilities	22,714	47,529
Net cash used in operating activities	(31,720)	(39,373)

Investing activities
Purchase of property and equipment, net	(17,241)	(32,767)
Proceeds from sale of property and equipment	2,100	—
Net cash used in investing activities	(15,141)	(32,767)

Financing activities
Borrowings under credit facility, net	40,862	72,254
Proceeds from long term debt	5,946	—
Reductions in long term debt	(397)	(174)
Proceeds from exercise of stock options and stock sales	133	380
Net cash provided by financing activities	46,544	72,460

Net increase/(decrease) in cash	(317)	320
Cash, beginning of period	1,580	1,033

Cash, end of period	$1,263	$1,353

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Notes to Unaudited Financial Statements

Quarterly Period Ended July 29, 2006

1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of July 29, 2006 and for the 13 and 26 weeks ended July 29, 2006 and July 30, 2005, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 28, 2006.

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

2. Stock-Based Compensation

Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for the 13 and 26 weeks ended July 29, 2006, for granted, modified or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

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

Share-based awards - In February 2004, we adopted the 2004 Omnibus Stock Plan, which currently authorizes the granting of stock-based awards covering up to 4,000,000 shares of common stock. Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of July 29, 2006, there were 2,994,756 options to purchase common stock outstanding, of which 1,844,632 are exercisable.  These vested options have a weighted-average exercise price of $13.76 per share, a weighted-average remaining life of 8.8 years and an intrinsic value of approximately $10,000 at July 29, 2006. The options granted under this plan, for which vesting was not accelerated in fiscal year 2005, primarily vest in three equal annual increments from the date of grant.

In February 2002, we implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of July 29, 2006, there were 151,548 options outstanding under this plan to purchase common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for our common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time.  These options have a 10-year life with vesting subject to our meeting the targeted stock price of $32.06 per share at a fiscal year end.  The exercise price is $4.47 per share. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.

We have also granted other options to certain members of our management team on several dates prior to fiscal year 2005. The exercise price in all cases was the fair value of the underlying common stock on the date of grant, with exercise periods of up to ten years. As of July 29, 2006, there were 897,352 options to purchase common stock outstanding under these grants, all of which are fully vested and exercisable. These vested options have a weighted-average exercise price of $9.33 per share, a weighted-average remaining life of 5.3 years and an intrinsic value of approximately $173,000 at July 29, 2006.

As of July 29, 2006, there were a total of 4,043,656 options to purchase common stock outstanding, under all of our stock option plans and non-plan stock options, with a weighted average exercise price of $10.29 and a weighted average remaining life of 7.9 years.  These options vest in equal increments primarily over periods of three years from the date of grant, although certain grants have been made with shorter vesting schedules and the vesting of certain stock options was accelerated in fiscal 2005. The following table summarizes stock-based payment award activity for the 26 weeks ended July 29, 2006:

	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding - January 28, 2006	3,680,804	$10.84
Granted	395,767	6.45
Exercised	—	—
Forfeited	(118,909)	10.89
Outstanding -April 29, 2006	3,957,662	$10.40
Granted	138,100	7.82
Exercised	—	—
Forfeited	(52,106)	12.09
Outstanding -July 29, 2006	4,043,656	$10.29

Weighted-average Black-Scholes fair value of options granted during the quarter ended July 29, 006		$3.86

In February 2005, our board of directors approved the establishment of an employee stock purchase plan (“ESPP”) that enables substantially all fulltime employees to purchase common stock by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods. Pursuant to the terms of the ESPP, we have currently established a 10% discount from the stock price on the designated purchase date. Since the purchase discount exceeds the amount allowed under SFAS 123R for non-compensatory treatment, we recorded expense of $8,000 and $14,000 for the ESPP in the 13 weeks and 26 weeks ended July 29, 2006. As of July 29, 2006, 51,349 shares had been issued under the ESPP and 448,651 shares were available for issuance.

The stock options outstanding and exercisable for share-based payment awards as of July 29, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$ 4.47 - 7.99	1,226,906	9.0 Years	$5.84	10,000	$5.00
8.00 - 11.99	1,826,322	7.2 Years	9.74	1,741,556	9.74
12.00 - 15.99	77,100	8.3 Years	12.90	77,100	12.90
16.00 - 19.99	739,378	7.7 Years	16.00	739,378	16.00
20.00 - 23.99	133,950	8.0 Years	21.45	133,950	21.45
24.00 - 24.40	40,000	7.7 Years	24.40	40,000	24.40
$ 4.47 - 24.40	4,043,656	7.9 Years	$10.29	2,741,984	$12.31

Impact of the adoption of Statement 123R - The amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period. As a result of adopting SFAS 123R, our loss from operations and net loss for the 13 and 26 weeks ended July 29, 2006 are $295,000 and $531,000 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the 13 and 26 weeks ended July 29, 2006 are $.02 and $.04 higher, respectively, than under APB No. 25.  There was no impact on cash flows.

At July 29, 2006, there was approximately $3,400,000 of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.5 years.

We also recorded expense of $65,000 and $78,000 for the 13 and 26 week periods ended July 29, 2006, respectively, for options to purchase stock issued to non-employees prior to fiscal year 2006.

Valuation Assumptions – We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of the resulting compensation expense. The key assumptions used in determining the fair value of options granted in the 26 week period ended July 29, 2006, and a summary of the methodology applied to develop each assumption are as follows:

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
Average risk-free interest rate (1)	4.80%	4.22%
Expected stock price volatility (2)	50%	50%
Expected term (years) (3)	5	5
Expected dividend yield (4)	0.0%	0.0%

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

Pro forma Information for Period Prior to the Adoption of Statement 123R - All options granted prior to 2004 were accounted for in accordance with APB No. 25 as the company was not publicly traded at that time.  Our ESPP was deemed non-compensatory under the provisions of APB No. 25.  Stock-based compensation costs were reflected in net earnings where the options granted under those plans had an exercise price that was less than the fair value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the 13 and 26 weeks ended July 30, 2005 was as follows:

	13 Weeks Ended	26 Weeks Ended
	July 30, 2005	July 30, 2005
Net loss, as reported	$(10,381)	$(27,949)
Add: Stock-based employee compensation expense in reported net loss	242	242
Deduct: Stock-based employee compensation expense determined under the fair value method	(699)	(7,864)
Pro forma net loss	$(10,838)	$(35,571)
Loss per common share:
Basic and diluted - as reported	$(0.73)	$(1.96)
Basic and diluted - pro forma	$(0.76)	$(2.50)

During fiscal 2005, our compensation committee of our board of directors accelerated the vesting for certain outstanding options to purchase common stock that had exercise prices greater than the closing price of our common stock on the dates of approval. We accelerated the vesting of options to purchase a total of approximately 2,696,000 shares of common stock, on March 2, 2005 and November 30, 2005. As a result of the accelerations, all of these options became fully exercisable and remain exercisable through their respective termination dates, which vary, but do not extend past 2015. The pro-forma expense of $7,864,000 reflected above for the 26 weeks ended July 30, 2005 is primarily a result of the March 2, 2005 vesting acceleration.

3. New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position and results of operations.

In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our statement of operations and do not anticipate changing our policy as a result of EITF 06-3.

4. Capital Stock

Since the completion of our initial public offering on April 26, 2004, and the filing of our amended and restated articles of incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of July 29, 2006, there were 14,308,274 shares of common stock and no shares of preferred stock outstanding.

5. Credit Facility

Our credit facility provides us with the capital to fund the growth and operation of our business. Currently, the revolving credit facility provides availability of $275,000,000, which may be further increased to $300,000,000 subject to certain conditions including the absence of default. In addition to the existing $275,000,000 revolving credit facilty, we have a $20,000,000 term loan for a total credit facility of $295,000,000. The credit facility has a maturity date of June 30, 2009.

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

Outstanding borrowings under the credit facility, including letters of credit, were $226.5 million and $192.9 million as of July 29, 2006 and July 30, 2005, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable up to the $295,000,000 facility limit. Typically, availability will increase in the latter half of the fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of July 29, 2006 and July 30, 2005, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $16.7 million and $26.7 million, respectively, and was approximately $34 million as of September 1, 2006.

6. Earnings Per Share

Basic and diluted loss per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options have been excluded from the calculation of weighted average shares outstanding for all periods presented because their inclusion would have an anti-dilutive effect on loss per share. In addition, we have excluded any potentially dilutive shares related to the outstanding convertible debt from the calculation of weighted average shares outstanding because their inclusion would have an anti-dilutive effect on loss per share. If the convertible debt instrument was converted to common stock, these shares would amount to at least 1,250,000 shares of stock, with additional shares issued depending on the amount of accrued interest at the time of conversion.  As of July 29, 2006 and July 30, 2005, there were a total of 4,043,656 and 3,115,461 options to purchase common stock outstanding, respectively.

7. Contract Settlement

In March 2005, we received $2,500,000 relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity. We have reclassified this item in our fiscal 2005 statement of operations from a reduction of general and administrative expenses to a gain on contract settlement in the 26 weeks ended July 30, 2005.

8. Selected Balance Sheet Information (in thousands)

	July 29,	January 28,
Accrued and other current liabilities consist of:	2006	2006
Gift cards and gift certificate liabilities	$16,145	$23,413
Payroll and related fringe benefits	3,898	4,183
Sales, property and use taxes	6,571	3,436
Lease related costs	1,295	1,232
Insurance reserves and liabilities	1,765	1,453
Interest	1,813	1,235
Due-to-related parties	20	89
Other accruals and current liabilities	9,616	6,041
Accrued and other current liabilities	$41,123	$41,082

	July 29,	January 28,
Long term debt consists of:	2006	2006
Capitalized lease obligations	$11,099	$10,953
Term note (1)	5,097	—
Long term debt	$16,196	$10,953

	July 29,	January 28,
Other long-term liabilities consist of:	2006	2006
Deferred rent	$24,893	$24,288
Insurance reserves and other liabilities	1,852	1,684
Other long-term liabilities	$26,745	$25,972

(1)          Represents long term portion of aircraft financing completed in July 2006. The note matures in 7 years and has a 7.26% fixed annual interest rate. The note is collateralized by the aircraft.

9. Contingencies

Trademark Litigation - On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license to certain of our trademarks that were in existence in 1996.

On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint.  The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties’ respective rights thereunder.  In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim, in which we raised multiple additional issues regarding the validity and enforceability of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue.  These issues remain before the court.  Discovery is currently underway and the court has established a trial-ready date of May 1, 2007.

We are not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future. It is not expected to have any affect on the marketing of our products through our retail stores.

Derivative Litigation – As previously reported, our company, as a nominal defendant, and certain of our present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota.   On August 30, 2005, the court issued an order dismissing the complaint without prejudice on the grounds that plaintiff was required to make a pre-suit demand on our board of directors and failed to do so. The plaintiff filed a motion to alter or amend the judgment.  On May 16, 2006, the court entered judgment denying plaintiff’s motion and dismissed the case. The time period for appeal has expired without an appeal being filed, thus terminating this case.

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

Involuntary Conversion of Property and Equipment - In June 2006, we incurred significant flood damage to our Binghamton, New York store. The building was damaged and its contents were essentially declared a total loss. We are adequately insured to recover our merchandise inventory and replace all of our property and equipment that was destroyed. We can not at this time accurately estimate the amount of claim proceeds we will receive, but we believe the settlement of the claim will not result in a loss to our results of operations.

 As of July 29, 2006, we have included in accounts receivable $3,800,000 in costs that represent the book value of inventory and property and equipment to be recovered through the insurance claim, net of $1,000,000 in proceeds received from our insurance company.  Subsequent to July 29, 2006, we have received additional insurance proceeds of $4,200,000. We expect to conclude the settlement of the claim before the end of our fiscal third quarter. We anticipate re-opening the store on or about October 1, 2006.

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

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base from 26 stores in 1997 to our current base of 100 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 5.2 million square feet of retail space in 18 states — Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. We anticipate opening five additional new stores during the remainder of fiscal 2006 – Lake Mary, Florida; Charleston, West Virginia; Knoxville, Tennessee; Huntsville, Alabama; and Winchester, Virginia.

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

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores are over 50,000 square feet and are typically located with convenient access to a major highway. They have a warehouse-style shopping environment characterized by concrete floors, open-bar joist ceilings, high-density racking and wide aisles, which reinforces our overall value proposition to our customers and enables us to substantially increase the breadth and depth of our product and service offerings. Most of our large-format stores offer all-terrain vehicles (ATVs), and some carry an expanded assortment of fishing and recreational boats. Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other small engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. We utilize outside selling areas adjacent to some of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. These increase the efficiency of our stores and also give those products greater visibility. Currently, 50 of our 100 stores are large-format stores.

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

The most significant store operating expenses are labor and related employee benefits and advertising. We believe improved labor management within our stores will allow us to better leverage payroll expenses over time. Our employee benefits include health insurance and workers compensation benefits, the costs of which continue to increase faster than the general rate of inflation. We continually monitor these costs and review strategies to effectively control increases, but we are subject to the overall trend of increases in these costs. Advertising costs are monitored as a percentage of sales.  These costs are largely variable, which allows us to actively manage them to facilitate achieving our sales, gross margin percentage and store operating contribution objectives.

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

Results of Operations

The following table includes selected items in the unaudited statements of operations, reflected as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.8%	76.5%	79.0%	78.6%
Gross profit	24.2%	23.5%	21.0%	21.4%
Operating expenses:
Store operating expenses	20.0%	21.9%	21.4%	22.9%
General and administrative expenses	5.3%	5.6%	5.6%	5.9%
Gain on contract settlement	0.0%	0.0%	0.0%	(0.8)%
Pre-opening expenses	0.4%	0.6%	0.4%	1.1%
Loss from operations	(1.5)%	(4.6)%	(6.4)%	(7.7)%
Interest expense, net	2.6%	1.4%	2.6%	1.3%
Loss before income taxes	(4.1)%	(6.0)%	(9.0)%	(9.0)%
Income tax provision	0.0%	0.0%	0.0%	0.0%
Net loss	(4.1)%	(6.0)%	(9.0)%	(9.0)%

A store is included in the comparable store base in its fifteenth full month of operations.  A relocated store returns to the comparable store base in its fifteenth full month after relocation. Non-comparable store sales include sales from our stores before they have begun their fifteenth month of operation.

Cost of goods sold includes the cost of merchandise, freight, distribution, inventory shrinkage and store occupancy costs. Store occupancy costs include rent, real estate taxes and common area maintenance charges. Initial product margin represents sales less the supplier’s cost of merchandise only.

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

Thirteen Weeks Ended July 29, 2006 compared to Thirteen Weeks Ended July 30, 2005

Sales.  Sales increased by $8.7 million, or 5.0%, to $182.5 million in the second quarter of fiscal 2006 from $173.8 million in the second quarter of fiscal 2005. This increase primarily resulted from sales of $22.3 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $9.8 million, and a $3.8 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales decreased 6.7% compared to a decrease of 4.2% in the second  quarter of fiscal 2005. We opened one new store during the second quarter of fiscal 2006 compared to four new stores during the second quarter of fiscal 2005. Total square footage as of July 29, 2006 increased 15.0% to 5.2 million square feet, as compared to July 30, 2005.

We believe the comparable store sales decrease and the overall softness in sales is primarily attributable to (i) reduced spending in advertising and promotions, (ii) our focus on our Everyday Low Price strategy that resulted in fewer promotions to drive customer traffic, (iii) lower levels of clearance merchandise available to customers, and (iv) cannibalization from some of the new store openings and new competition entering some of our markets.

Gross Profit. Gross profit increased by $3.2 million, or 7.9%, to $44.1 million in the second quarter of fiscal 2006 from $40.9 million in the second quarter of fiscal 2005. As a percentage of sales, gross profit increased  approximately 70 basis points to 24.2% in the second quarter of fiscal 2006 from 23.5% in the second quarter of fiscal 2005.  Major factors primarily affecting gross margin in the current quarter were:

•                  an initial product margin increase of approximately 170 basis points as a result of continued benefits from increasing scale, the positive impact of our Everyday Low Price strategy on our pricing structure, higher penetration of our owned-brand merchandise, and lower clearance inventory coupled with better management of clearance merchandise and pricing,

•                  an increase of approximately 40 basis points from a reduction in distribution costs,

•                  a negative impact of approximately 140 basis points from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores, and

•                  other significant factors impacting margin included increased co-branded credit card revenues, reduced new store discounts as a result of opening fewer new stores with lower inventories for those new stores, and a continuation in the trend toward higher freight costs as fuel prices increased.

Store Operating Expenses.  Store operating expenses decreased by $1.7 million, or 4.4%, to $36.5 million in the second quarter of fiscal 2006 from $38.1 million in the second quarter of fiscal 2005. As a percentage of sales, store operating expenses decreased 190 basis points to 20.0% in the second quarter of fiscal 2006 from 21.9% in the second quarter of fiscal 2005. We reduced advertising and marketing expenditures by approximately 50% because these expenditures have proven less effective in driving sales in the seasonally slow second fiscal quarter.  In addition, we had a modest gain in store labor productivity. These benefits were offset in part by the de-leveraging of most other expenses as a result of lower-than-expected sales.

General and Administrative Expenses.  General and administrative expenses decreased by $0.1 million, or 1.4%, to $9.6 million in the second quarter of fiscal 2006 from $9.7 million in the second quarter of fiscal 2005. As a percentage of sales, general and administrative expenses decreased 30 basis points to 5.3% in the second quarter of fiscal 2006 from 5.6% in the second quarter of fiscal 2005 as a result of cost controls.

Pre-opening Expenses.  Pre-opening expenses decreased $0.3 million, or 30.4%, to $0.7 million in the second quarter of fiscal 2006 from $1.0 million in the second quarter of fiscal 2005. We opened one new store in the second quarter of fiscal 2006 and incurred costs related to our five new stores we plan to open in the third quarter of fiscal 2006.  In the second quarter of fiscal 2005, we opened four new stores.

Interest Expense, net.  Interest expense increased by $2.5 million, or 106.4%, to $4.8 million in the second quarter of fiscal 2006 from $2.3 million in the second quarter of fiscal 2005. The increase resulted from higher average borrowings incurred to fund our growth, including the placement of $20 million of convertible debt in August 2005 and the addition of a $20 million term loan in March 2006. We also experienced higher average interest rates of approximately 290 basis points during the second quarter of fiscal 2006, as compared to the second quarter of fiscal 2005.

Income Tax Provision. We did not record an income tax benefit for the second quarters of fiscal 2006 or fiscal 2005 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $7.6 million for the second quarter of fiscal 2006 represented a decrease of $2.8 million, or 27.2%, from the net loss of $10.4 million for the second quarter of fiscal 2005.

Twenty Six Weeks Ended July 29, 2006 compared to Twenty Six Weeks Ended July 30, 2005

Sales.  Sales increased by $29.0 million, or 9.4%, to $338.1 million in the first half of fiscal 2006 from $309.0 million in the first half of fiscal 2005. This increase primarily resulted from sales of $58.6 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $23.0 million, and a $6.6 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales decreased 8.4% compared to a decrease of 2.7% in the first half of fiscal 2005. We opened three new stores during the first half of fiscal 2006 compared to ten new stores during the first half of fiscal 2005.  We relocated one store during the first half of fiscal 2006. During the same period of fiscal 2005, we also relocated one store.

We believe the comparable store sales decrease and the overall softness in sales is primarily attributable to (i) reduced spending in advertising and promotions , (ii) our focus on our Everyday Low Price strategy that resulted in fewer promotions to drive customer traffic, (iii) lower levels of clearance merchandise available to customers, and (iv) cannibalization from some of the new store openings and new competition entering some of our markets.

Gross Profit. Gross profit increased by $4.9 million, or 7.4%, to $71.1 million in the first half of fiscal 2006 from $66.2 million in the first half of fiscal 2005. As a percentage of sales, gross profit decreased 40 basis points to 21.0% in the first half of fiscal 2006 from 21.4% in the first half of fiscal 2005.  Major factors primarily affecting gross margin in the comparable six-month periods were:

•                  an initial product margin increase of approximately 140 basis points as a result of continued benefits from increasing scale, the positive impact of our Everyday Low Price strategy on our pricing structure and higher penetration of our owned-brand merchandise,

•                  an increase of approximately 30 basis points from a reduction in distribution costs,

•                  a negative impact of approximately 150 basis points from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores, and

•                  other significant factors impacting margin included increased co-branded credit card revenues, reduced new store discounts as a result of opening fewer new stores with lower inventories for those new stores, and a continuation in the trend toward higher freight costs as fuel prices increased.

Store Operating Expenses.  Store operating expenses increased by $1.6 million, or 2.3%, to $72.3 million in the first half of fiscal 2006 from $70.7 million in the first half of fiscal 2005. As a percentage of sales, store operating expenses decreased 150 basis points to 21.4% in the first half of fiscal 2006 from 22.9% in the first half  of fiscal 2005. We reduced advertising and marketing expenditures by 44% because these expenditures have proven less effective in driving sales in the seasonally slow first and second fiscal quarters.  In addition, we had a modest gain in store labor productivity. These benefits were offset in part by the de-leveraging of most other expenses as a result of lower-than-expected sales.

General and Administrative Expenses.  General and administrative expenses increased by $0.8 million, or 4.6%, to $19.0 million in the first half of fiscal 2006 from $18.1 million in the first half of fiscal 2005. As a percentage of sales, general and administrative expenses decreased 30 basis points to 5.6% in the first half of fiscal 2006 from 5.9% in the first half of fiscal 2005 as a result of cost controls.

Gain on Contract Settlement. In March 2005, we received a $2.5 million non-recurring payment relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity.

Pre-opening Expenses.  Pre-opening expenses decreased $2.3 million, or 61.0%, to $1.5 million in the first half of fiscal 2006 from $3.8 million in the first half of fiscal 2005. We opened three new stores in the first half of fiscal 2006, and incurred costs related to our five new stores we plan to open in the third quarter of fiscal 2006.  In the first half of fiscal 2005 we opened ten new stores.

Interest Expense, net.  Interest expense increased by $4.8 million, or 120.1%, to $8.8 million in the first half of fiscal 2006 from $4.0 million in the first half of fiscal 2005. The increase resulted from higher average borrowings incurred to fund our growth, including the placement of $20 million of convertible debt in August 2005 and the addition of a $20 million term loan in March 2006. We also experienced higher average interest rates of approximately 270 basis points during the first half of fiscal 2006, as compared to the first half of fiscal 2005.

Income Tax Provision. We did not record an income tax benefit for the first half of fiscal 2006 or fiscal 2005 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $30.5 million for the first half of fiscal 2006 represented an increase of $2.6 million from the net loss of $27.9 million for the first half of fiscal 2005.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital improvements, pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.

Operating Activities.  Net cash used in operating activities for the first half of fiscal 2006 decreased by $7.7 million to $31.7 million, as compared to $39.4 million for the first half of fiscal 2005. Overall, our efforts to manage inventories have resulted in lower levels of inventories in our recently opened new stores, as well as a reduction in inventories in all our stores. There were also seven fewer new stores opened during the first half of fiscal 2006 as compared to the first half of fiscal 2005. This resulted in $31.5 million less cash used to fund inventory growth in the first half of fiscal 2006 as compared to the first half of fiscal 2005. This reduced use of cash was partially offset by a reduction of $24.8 million in cash generated from accounts payable and other liabilities resulting from several factors, including reduced liabilities relative to property and equipment purchases and reduced tenant improvement allowances related to fewer new stores in the first half of fiscal 2006 compared to the first half of fiscal 2005, increased efficiencies in systems and processes that improved timeliness of vendor payments, fewer new store openings, which typically provide extended terms on initial inventory purchases, improved timing of charge-backs for vendor allowances and increased foreign product sourcing activities, which often involve the use of letters of credit or other arrangements.

Investing Activities.  Net cash used in investing activities was $15.1 million in the first half of fiscal 2006 and $32.8 million in the first half of fiscal 2005, consisting of purchases of property and equipment. We used cash primarily for tenant improvements and equipment to open new stores and to remodel and upgrade existing stores. There were three new stores opened in the first half of fiscal 2006 and ten new stores opened in the first half of fiscal 2005. We also expended $5.6 million to replace our corporate aircraft in June 2006 and received proceeds of $2.1 million from the sale of the replaced aircraft. Purchases of property and equipment in the first half of fiscal 2005 also included expenditures for equipment for our distribution center, information technology equipment and office furniture and equipment at our new corporate headquarters.

Financing Activities.  Net cash provided by financing activities for the first half of fiscal 2006 decreased by $25.9 million to $46.5 million, as compared to $72.5 million in the first half of fiscal 2005. The reduced funding needed from our credit facility was due to the decrease in cash used in operations of $7.7 million and a $15.5 million reduction in property and equipment purchases. Our financing activities were utilized to fund our continued store expansion, including inventory, property and equipment, and to fund our operating losses. In addition, we financed the acquisition of our corporate aircraft with a $5.3 million, seven-year term note payable.

Credit Facility.  To meet our liquidity and capital needs, we entered into a credit facility with Bank of America, N.A.  This credit facility provides for revolving loans in an aggregate amount of up to $275 million including up to $50 million in the form of letters of credit, and matures on June 30, 2009.  Availability under the facility may be further increased to $300 million, subject to certain conditions including the absence of default. The actual availability under the amended credit facility is limited to 85% of eligible credit card receivables plus the lesser of 68% to 75% of eligible inventory or 85% of the inventory’s liquidation value, in each case, net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the revolving credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on our EBITDA, as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 2.25% depending on such EBITDA. Our obligations under the credit facility are secured by interests in substantially all of our assets.

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

Effective May 25, 2006, we amended our credit facility to adjust the level of the EBITDA covenants for the months of April 2006 through July 2006. As amended, testing of the EBITDA covenant is required when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. The credit facility continues to specify quarterly testing of the operating cash flow covenant.  Other substantive terms of the agreement were not materially changed in the May 25, 2006 amendment. The credit agreement contains certain covenants that, among other things, restrict our ability to incur substantial indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including dividends. We are in compliance with all covenants of the credit facility.

Outstanding borrowings under the credit facility, including letters of credit, were $226.5 million and $192.9 million as of July 29, 2006 and July 30, 2005, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable up to the $295,000,000 facility limit. Typically, availability will increase in the latter half of the fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of July 29, 2006 and July 30, 2005, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $16.7 million and $26.7 million, respectively, and was approximately $34 million as of September 1, 2006.  Total unused borrowing capacity, assuming sufficient eligible inventory and accounts receivable, would have been $68.5 million as of July 29, 2006.

Income Taxes. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements.  Our future capital requirements will primarily depend on our future financial performance, the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We anticipate opening five additional new stores during the second half of fiscal 2006. However, business conditions, business strategy or other factors may cause us to adjust these plans.

Additional needs for capital include funding seasonal inventory levels and operating losses due to our seasonality, and will include investments for an expansion into other distribution channels in addition to our retail channel. We have begun initiatives, and announced new intiatives with certain partners, to develop additional distribution channels. We do not expect our investments in these initiatives to be significant in fiscal 2006.

We also expect to continue to increase our direct product sourcing activities, requiring additional funding possibly through increased letters of credit or trade credit. We intend to satisfy our capital requirements over the next twelve months with cash flows from operations, funds available under our credit facility, equipment financing leases and/or funds from additional borrowing capacity. However, if changes in our capital requirements occur, including changes in trade credit, vendor terms or other factors detailed from time to time in our filings with the Securities and Exchange Commission, we may need to seek additional debt or equity financing in the public or private capital markets. Our ability to access capital sources is impacted by our financial performance, as well as by general business, economic and other factors, some of which are beyond our control. There is no assurance that financing will be available to us on acceptable terms. Beyond fiscal 2006, we anticipate needing additional financing to significantly grow our business.

We privately placed a $20 million subordinated unsecured convertible note in August 2005. The holder of the note is a trust, the current beneficiary of which is a member of our board of directors. The note matures in August 2010.  The note is convertible into shares of our common stock at the price of $16 per share, subject to certain adjustments. If the holder does not elect to convert the note,  $20 million will be due at maturity.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office and letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of July 29, 2006, the minimum operating lease payments due within one year were $52.6 million. As of July 29, 2006, total minimum operating lease payments remaining over all of our operating leases were $630.3 million. These leases have an average remaining term of 10.2 years. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $10.7 million and $6.2 million at July 29, 2006 and July 30, 2005, respectively, and were related primarily to importing of merchandise and funding insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations. The merchandise purchases for which we do have firm commitments outstanding, in addition to letters of credit, were $2.4 million as of July 29, 2006.

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with approximately 62% to 65% of our sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season.  However, this factor cannot necessarily be used as an indicator of future results. Our customers’ demand for our products and therefore our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

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

Critical Accounting Policies and Use of Estimates

Adoption of SFAS 123R

Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for the 13 and 26 weeks ended July 29, 2006, for granted, modified, or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

The amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period. As a result of adopting SFAS 123R, our loss from operations and net loss for the 13 and 26 weeks ended July 29, 2006 are $295,000 and $531,000 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the 13 and 26 weeks ended July 29, 2006 are $.02 and $.04 higher, respectively, than under APB No. 25.  There was no impact on cash flows.

At July 29, 2006, there was approximately $3.4 million of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.5 years.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position and results of operations.

In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our statement of operations and do not anticipate changing our policy as a result of EITF 06-3.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $215.8 million at July 29, 2006 and averaged $192.3 million during the second  quarter of fiscal 2006. Our average interest rate for the second quarter of fiscal 2006 under our credit facility was 7.6% and was 290 basis points higher than the same period last year due primarily to general interest rate movement. If short-term floating interest rates on our average variable rate debt for the second quarter of fiscal 2006 had increased by 100 basis points, our interest expense would have increased by approximately $0.5 million, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Contingent Trademark Litigation - On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license to certain of our trademarks that were in existence in 1996.

On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint.  The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties’ respective rights thereunder.  In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim in which we raised multiple additional issues regarding the validity and enforceability of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue.  These issues remain before the court.  Discovery is currently underway and the court has established a trial-ready date of May 1, 2007.

We are not able to predict the ultimate outcome of such proceedings, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future. It is not expected to have any affect on the marketing of our products through our retail stores.

Derivative Litigation — As previously reported, our company, as a nominal defendant, and certain of our present and former directors were named as defendants in a purported derivative action, Kurt Haberle v. Mark R. Baker, et al, that was filed on February 11, 2005 in the U.S. District Court for the District of Minnesota.   On August 30, 2005, the court issued an order dismissing the complaint without prejudice on the grounds that plaintiff was required to make a pre-suit demand on our board of directors and failed to do so. The plaintiff filed a motion to alter or amend the judgment.  On May 16, 2006, the court entered judgment denying plaintiff’s motion and dismissed the case. The time period for appeal has expired without an appeal being filed, thus terminating this case.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 8, 2006, we held our annual meeting of shareholders for the purpose of (a) electing eight directors to serve until their successors are duly elected and (b) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending February 3, 2007.

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the election of directors:

	For	Withheld
Mark R. Baker	13,199,231	225,665
Karen M. Bohn	13,209,586	215,310
Marshall L. Day	13,208,551	216,345
Richard C. Dell	13,209,442	215,454
Gerald A. Erickson	13,199,019	225,877
Ronald A. Erickson	13,199,341	225,555
Dale Nitschke	13,210,187	214,709
David C. Pratt	13,208,261	216,635

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending February 3, 2007:

For	Against	Abstentions	Broker Non-Votes
13,415,038	6,236	3,532	0

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

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

GANDER MOUNTAIN COMPANY

Date: September 7, 2006	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2006	By:	/s/ Dennis M. Lindahl
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