Form 10-Q
period 2006-10-28
GANDER MOUNTAIN CO
filed 2006-12-07
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 14,308,274 shares outstanding as of December 6, 2006.

GANDER MOUNTAIN COMPANY
QUARTERLY PERIOD ENDED OCTOBER 28, 2006
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gander Mountain Company
Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Sales	$246,491	$214,606	$584,553	$523,652
Cost of goods sold	183,594	164,201	450,590	407,081
Gross profit	62,897	50,405	133,963	116,571

Operating expenses:
Store operating expenses	44,553	42,889	116,880	113,591
General and administrative expenses	10,490	9,041	29,449	27,165
Pre-opening expenses	1,772	2,779	3,245	6,555
Gain on insurance settlement	(1,400)	—	(1,400)	—
Gain on contract settlement	—	—	—	(2,500)
Income (loss) from operations	7,482	(4,304)	(14,211)	(28,240)
Interest expense, net	5,456	3,236	14,289	7,249
Income (loss) before income taxes	2,026	(7,540)	(28,500)	(35,489)
Income tax provision	—	—	—	—
Net income (loss)	$2,026	$(7,540)	$(28,500)	$(35,489)

Income (loss) per common share
Basic	$0.14	$(0.53)	$(1.99)	$(2.49)
Diluted	$0.14	$(0.53)	$(1.99)	$(2.49)

Weighted average common shares outstanding
Basic	14,308	14,264	14,295	14,252
Diluted	14,325	14,264	14,295	14,252

See accompanying notes to unaudited financial statements.

Gander Mountain Company
Balance Sheets

(In thousands)

	October 28,	January 28,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,443	$1,580
Accounts receivable	20,216	7,215
Inventories	399,623	308,395
Prepaids and other current assets	10,331	4,557
Total current assets	431,613	321,747
Property and equipment, net	144,459	132,447
Other assets, net	5,824	4,736
Total assets	$581,896	$458,930

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$259,901	$174,936
Accounts payable	87,907	35,465
Accrued and other current liabilities	47,099	41,082
Current maturities of long term debt	1,335	697
Total current liabilities	396,242	252,180

Unsecured convertible note payable	20,000	20,000
Long term debt	16,092	10,953
Other long term liabilities	27,200	25,972

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 14,308,274 and 14,285,287 shares issued and outstanding)	143	143
Additional paid-in-capital	193,294	192,257
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(66,975)	(38,475)
Total shareholders’ equity	122,362	149,825
Total liabilities and shareholders’ equity	$581,896	$458,930

See accompanying notes to unaudited financial statements.

Gander Mountain Company
Statements of Cash Flows - Unaudited

(In thousands)

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
Operating activities
Net loss	$(28,500)	$(35,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,618	12,756
Stock-based compensation expense	904	299
(Gain) loss on disposal of assets	(782)	812
Change in operating assets and liabilities:
Accounts receivable	(15,262)	(10,152)
Inventories	(91,228)	(128,102)
Prepaid expenses and other assets	(7,465)	(4,207)
Accounts payable and other liabilities	59,687	79,397
Net cash used in operating activities	(66,028)	(84,686)

Investing activities
Purchase of property and equipment, net	(31,105)	(47,759)
Proceeds from insurance settlement	5,197	—
Proceeds from sale of assets	2,100	—
Net cash used in investing activities	(23,808)	(47,759)

Financing activities
Borrowings under credit facility, net	84,965	113,198
Proceeds from long term debt	5,300	20,000
Reductions in long term debt	(699)	(577)
Proceeds from exercise of stock options and stock sales	133	380
Net cash provided by financing activities	89,699	133,001

Net (decrease) / increase in cash	(137)	556
Cash, beginning of period	1,580	1,033
Cash, end of period	$1,443	$1,589

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Notes to Unaudited Financial Statements

Quarterly Period Ended October 28, 2006

1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of October 28, 2006 and for the 13 and 39 weeks ended October 28, 2006 and October 29, 2005, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 28, 2006.

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

2. Stock-Based Compensation

Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for the 13 and 39 weeks ended October 28, 2006, for granted, modified or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

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

Share-based awards - In February 2004, we adopted the 2004 Omnibus Stock Plan, which currently authorizes the granting of stock-based awards covering up to 4,000,000 shares of common stock. Under this plan, awards may be made to employees, directors, and consultants.  The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of October 28, 2006, there were 3,045,131 options to purchase common stock outstanding, of which 1,843,115 are exercisable.  These vested options have a weighted-average exercise price of $13.73 per share, a weighted-average remaining life of 8.0 years and an intrinsic value of approximately $25,100 at October 28, 2006. The options granted under this plan, for which vesting was not accelerated in fiscal year 2005, primarily vest in three equal annual increments from the date of grant.

In February 2002, we implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of October 28, 2006, there were 150,345 options outstanding under this plan to purchase common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for our common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time.  These options have a 10-year life with vesting subject to our meeting the targeted stock price of $32.06 per share at a fiscal year end.  The exercise price is $4.47 per share. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.

We have also granted other options to certain members of our management team on several dates prior to fiscal year 2005. The exercise price in all cases was the fair value of the underlying common stock on the date of grant, with exercise periods of up to ten years. As of October 28, 2006, there were 897,352 options to purchase common stock outstanding under these grants, all of which are fully vested and exercisable. These vested options have a weighted-average exercise price of $9.33 per share, a weighted-average remaining life of 5.1 years and no intrinsic value at October 28, 2006.

As of October 28, 2006, there were a total of 4,092,828 options to purchase common stock outstanding, under all of our stock option plans and non-plan stock options, with a weighted average exercise price of $10.19 and a weighted average remaining life of 7.7 years.  These options vest in equal increments primarily over periods of three years from the date of grant, although certain grants have been made with shorter vesting schedules and the vesting of certain stock options was accelerated in fiscal 2005. The following table summarizes stock-based payment award activity for the 39 weeks ended October 28, 2006:

	Number of	Weighted-
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding - January 28, 2006	3,680,804	$10.84
Granted	395,767	6.45
Exercised	—	—
Forfeited	(118,909)	10.89
Outstanding -April 29, 2006	3,957,662	$10.40
Granted	138,100	7.82
Exercised	—	—
Forfeited	(52,106)	12.09
Outstanding -July 29, 2006	4,043,656	$10.29
Granted	74,000	5.79
Exercised	—	—
Forfeited	(24,828)	10.01
Outstanding -October 28, 2006	4,092,828	$10.19

Weighted-average Black-Scholes fair value of options granted during the quarter ended October 28, 2006		$2.84

In February 2005, our board of directors approved the establishment of an employee stock purchase plan (“ESPP”) that enables substantially all fulltime employees to purchase common stock by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods. Pursuant to the terms of the ESPP, we have currently established a 10% discount from the stock price on the designated purchase date. Since the purchase discount exceeds the amount allowed under SFAS 123R for non-compensatory treatment, we recorded expense of $8,000 and $21,000 for the ESPP in the 13 weeks and 39 weeks ended October 28, 2006. As of October 28, 2006, 51,349 shares had been issued under the ESPP and 448,651 shares were available for issuance.

The stock options outstanding and exercisable for share-based payment awards as of October 28, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$ 4.47 - 7.99	1,288,795	8.8 Years	$5.84	10,000	$5.00
8.00 - 11.99	1,820,005	6.9 Years	9.74	1,746,439	9.77
12.00 - 15.99	77,100	8.1 Years	12.90	77,100	12.90
16.00 - 19.99	735,178	7.5 Years	16.00	735,178	16.00
20.00 - 23.99	131,750	7.8 Years	21.45	131,750	21.45
24.00 - 24.40	40,000	7.5 Years	24.40	40,000	24.40
$ 4.47 - 24.40	4,092,828	7.7 Years	$10.21	2,740,467	$12.29

Impact of the adoption of Statement 123R - The amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period. As a result of adopting SFAS 123R, our income from operations for the 13 weeks ending October 28, 2006 is $296,000 lower, and our loss from operations for the 39 weeks ended October 28, 2006 is $834,000 higher, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted income per share for the 13 weeks ended October 28, 2006 is $0.02 lower, and basic and diluted loss per share for the 39 weeks ended October 28, 2006 is $0.06 higher, than under APB No. 25.  There was no impact on cash flows.

At October 28, 2006, there was approximately $2,750,000 of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.2 years.

 We also recorded expense of $13,000 and $91,000 for the 13 and 39 week periods ended October 28, 2006, respectively, for options to purchase stock issued to non-employees prior to fiscal year 2006.

Valuation Assumptions – We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of the resulting compensation expense. The key assumptions used in determining the fair value of options granted in the 39 week period ended October 28, 2006, and a summary of the methodology applied to develop each assumption are as follows:

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
Average risk-free interest rate (1)	4.7%	4.2%
Expected stock price volatility (2)	50%	50%
Expected term (years) (3)	5	5
Expected dividend yield (4)	0.0%	0.0%

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

(3) Expected Term: This is the period of time over which granted stock options are expected to remain outstanding. Our estimate is based on management’s consideration of expected exercise behavior, past accelerations of vesting provisions, life cycle of the company and the expected term factors used by peers in our market sector.  An increase in the expected term will increase compensation expense.

(4) Expected Dividend Yield: We historically have not made any dividend payments, nor do we expect to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Pro forma Information for Period Prior to the Adoption of Statement 123R - All options granted prior to 2004 were accounted for in accordance with APB No. 25 as the company was not publicly traded at that time.  Our ESPP was deemed non-compensatory under the provisions of APB No. 25.  Stock-based compensation costs were reflected in net earnings when the options granted under those plans had an exercise price that was less than the fair value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the 13 and 39 weeks ended October 29, 2005 is as follows:

	13 Weeks	39 Weeks
	Ended	Ended
	October 29,	October 29,
	2005	2005
Net loss, as reported	$(7,540)	$(35,489)
Add: Stock-based employee compensation expense in reported net loss	—	242
Deduct: Stock-based employee compensation expense determined under the fair value method	(561)	(8,425)
Pro forma net loss	$(8,101)	$(43,672)
Loss per common share:
Basic and diluted - as reported	$(0.53)	$(2.49)
Basic and diluted - pro forma	$(0.57)	$(3.06)

During fiscal 2005, the compensation committee of our board of directors accelerated the vesting for certain outstanding options to purchase common stock that had exercise prices greater than the closing price of our common stock on the dates of approval. We accelerated the vesting of options to purchase a total of approximately 2,696,000 shares of common stock, on March 2, 2005 and November 30, 2005. As a result of the accelerations, all of these options became fully exercisable and remain exercisable through their respective termination dates, which vary, but do not extend past 2015. The pro-forma expense of $8,425,000 reflected above for the 39 weeks ended October 29, 2005 is primarily a result of the March 2, 2005 vesting acceleration.

3. New Accounting Pronouncement

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements(“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are required to adopt SAB No. 108 for our fiscal year ending February 3, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on net earnings, cash flows or financial position.

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

4. Capital Stock

Since the completion of our initial public offering on April 26, 2004, and the filing of our amended and restated articles of incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of October 28, 2006, there were 14,308,274 shares of common stock and no shares of preferred stock outstanding.

5. Credit Facility

Our credit facility provides us with the capital to fund the operations of our business. Currently, the revolving credit facility provides availability of $275,000,000, which may be further increased to $300,000,000 subject to certain conditions including the absence of default. In addition to the existing $275,000,000 revolving credit facilty, in March 2006 we added a $20,000,000 term loan for a total credit facility of $295,000,000. The credit facility has a maturity date of June 30, 2009.

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

Outstanding borrowings under the credit facility, including letters of credit, were $267.6 million and $233.7 million as of October 28, 2006 and October 29, 2005, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable up to the $295,000,000 facility limit. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of October 28, 2006 and October 29, 2005, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $27.4 million and $41.3 million, respectively. This available borrowing capacity was $45.2 million as of December 1, 2006.

6. Earnings Per Share

Basic and diluted income or loss per share is based upon the weighted average number of shares outstanding.  Diluted income per share for the 13 weeks ended October 28, 2006 includes potentially dilutive stock options determined by applying the treasury stock method.  For all other periods presented, we have excluded all potentially dilutive stock options from the calculation of weighted average shares outstanding because including them would have an anti-dilutive effect on loss per share.

In addition, we have excluded any potentially dilutive shares related to the outstanding convertible debt from the calculation of weighted average shares outstanding because their inclusion would have an anti-dilutive effect on income or loss per share. If the convertible debt instrument was converted to common stock, these shares would amount to at least 1,250,000 shares of stock, with additional shares issued depending on the amount of accrued interest at the time of conversion.

As of October 28, 2006 and October 29, 2005, there were a total of 4,092,828 and 3,181,706 options to purchase common stock outstanding, respectively.

7. Gain on Insurance Settlement

In June 2006, we incurred significant flood damage to our Binghamton, New York store. The building was damaged and its contents were essentially declared a total loss. We were adequately insured to enable us to recover the retail value of our merchandise inventory and replace all of our property and equipment that was destroyed. For the third quarter ended October 28, 2006, we recorded a gain from this involuntary conversion of assets of $1,400,000. As of October 28, 2006, we have received cash proceeds of $5,200,000 and have recorded in accounts receivable approximately $1,900,000 in costs remaining to be reimbursed by our insurance company.  Proceeds were reinvested in the store which re-opened on September 29, 2006.

8. Contract Settlement - 2005

In March 2005, we received $2,500,000 relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity. We have reclassified this item in our fiscal 2005 statement of operations from a reduction of general and administrative expenses to a gain on contract settlement in the 39 weeks ended October 29, 2005.

9. Selected Balance Sheet Information (in thousands)

	October 28,	January 28,
Accrued and other current liabilities consist of:	2006	2006
Gift cards and gift certificate liabilities	$13,649	$23,413
Payroll and related fringe benefits	5,320	4,183
Sales, property and use taxes	8,438	3,436
Lease related costs	1,309	1,232
Insurance reserves and liabilities	1,720	1,453
Interest	1,487	1,235
Other accruals and current liabilities	15,176	6,130
Accrued and other current liabilities	$47,099	$41,082

	October 28,	January 28,
Long term debt consists of:	2006	2006
Capitalized lease obligations (1)	11,047	10,953
Term note (2)	5,045	—
Long term debt	$16,092	$10,953

	October 28,	January 28,
Other long term liabilities consist of:	2006	2006
Deferred rent	$25,208	$24,288
Insurance reserves and other liabilities	1,992	1,684
Other long term liabilities	$27,200	$25,972

(1)                  During the first nine months of fiscal 2006, we purchased equipment totaling $1.2 million financed through capital lease transactions, which are non-cash investing activities.

(2)                  Represents long term portion of aircraft financing completed in July 2006. The note matures in 7 years and has a 7.26% fixed annual interest rate. The note is collateralized by the aircraft.

10. Contingencies

Trademark Litigation - On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license that would preclude the use by us or Cabela’s of certain of our trademarks for direct marketing purposes.

On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint.  The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties’ respective rights thereunder.  In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim, in which we raised multiple additional issues regarding the validity, enforceability, and interpretation of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue.  These issues remain before the court.  Discovery is currently underway and the court has established a trial-ready date of May 1, 2007.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and other reports, as filed with the Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 28, 2006.

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base from 26 stores in 1997 to our current base of 105 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 5.5 million square feet of retail space in 22 states — Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

Our core strategy and focus is to provide our target customers with a unique combination of a broad assortment of outdoor equipment, accessories, related technical apparel and footwear, expert services, convenient locations and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. We tailor our merchandise assortments to take advantage of our customers’ seasonal and regional or local preferences. We seek to combine this broad product offering with superior customer service based on our store associates’ extensive product knowledge and outdoor-related experience.

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

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores are typically over 60,000 square feet and are typically located with convenient access to a major highway. They have a warehouse-style shopping environment characterized by concrete floors, open-bar joist ceilings, high-density racking and wide aisles. The store design reinforces our overall value proposition to our customers and enables us to substantially increase the breadth and depth of our product and service offerings. Most of our large-format stores offer all-terrain vehicles (ATVs), and some carry an expanded assortment of fishing and recreational boats. Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other small engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. We utilize outside selling areas adjacent to some of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. These increase the efficiency of our stores and also give those products greater visibility. Currently, 56 of our 105 stores are large-format stores.

We have a number of strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and expanding the number and geographic diversity of our stores.  We measure performance using key operating statistics such as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales.

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

The most significant store operating expenses are labor and related employee benefits, marketing and advertising. Our employee benefits include health insurance and worker’s compensation benefits, the costs of which continue to increase faster than the general rate of inflation. We continually monitor these costs and review strategies to effectively control increases, but we are subject to the overall trend of increases in these costs. Marketing and advertising costs are monitored as a percentage of sales.  These costs are largely variable, which allows us to actively manage them to facilitate achieving our sales, gross margin percentage and store operating contribution objectives.

Store operating contribution, which is calculated by deducting a store’s operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis.

General and administrative expenses are monitored and controlled as a percentage of sales.  We have made significant investments in infrastructure, including our information systems, distribution capabilities and personnel. Our current infrastructure facilitates our planned opening of stores, which we believe enables us to leverage our expenses.  Accordingly, we expect certain of these expenses to decrease as a percentage of sales over time.

Pre-opening expenses will fluctuate based on the number and timing of new store openings, including relocations. .

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

Results of Operations

The following table includes selected items in the unaudited statements of operations, reflected as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.5%	76.5%	77.1%	77.7%
Gross profit	25.5%	23.5%	22.9%	22.3%

Operating expenses:
Store operating expenses	18.1%	20.0%	20.0%	21.7%
General and administrative expenses	4.3%	4.2%	5.0%	5.2%
Pre-opening expenses	0.7%	1.3%	0.6%	1.3%
Gain on insurance settlement	(0.6)%	0.0%	(0.2)%	0.0%
Gain on contract settlement	0.0%	0.0%	0.0%	(0.5)%
Income (loss) from operations	3.0%	(2.0)%	(2.5)%	(5.4)%
Interest expense, net	2.2%	1.5%	2.4%	1.4%
Income (loss) before income taxes	0.8%	(3.5)%	(4.9)%	(6.8)%
Income tax provision	0.0%	0.0%	0.0%	0.0%
Net income (loss)	0.8%	(3.5)%	(4.9)%	(6.8)%

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

Thirteen Weeks Ended October 28, 2006 compared to Thirteen Weeks Ended October 29, 2005

Sales.  Sales increased by $31.9 million, or 14.9%, to $246.5 million in the third quarter of fiscal 2006 from $214.6 million in the third quarter of fiscal 2005. This increase primarily resulted from sales of $22.5 million from new stores not yet included in the comparable store sales base. This increase was supplemented by a comparable store sales increase of $13.8 million, and was partially offset by a $4.4 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales increased 7.4% compared to a decrease of 8.5% in the third  quarter of fiscal 2005. We opened five new stores during the third quarter of fiscal 2006 compared to nine new stores during the third quarter of fiscal 2005. Total square footage as of October 28, 2006 increased 9.0% to 5.5 million square feet, as compared to October 29, 2005.

We believe the comparable store sales increase is primarily attributable to several merchandising and supply chain improvements. These include in-store merchandising improvements, increased new product offerings, earlier product sets and improved in-stock merchandise levels. Increased penetration of our own Guide Series brand products also contributed positively, as did normal weather patterns which helped drive demand for certain products. Cannibalization from some of the new store openings and new competition entering some of our markets continues to reduce our overall level of comparable store sales.

Gross Profit. Gross profit increased by $12.5 million, or 24.8%, to $62.9 million in the third quarter of fiscal 2006 from $50.4 million in the third quarter of fiscal 2005. As a percentage of sales, gross profit increased  approximately 200 basis points to 25.5% in the third quarter of fiscal 2006 from 23.5% in the third quarter of fiscal 2005.  Major factors primarily affecting gross profit in the current quarter were:

•                  an initial product margin increase of approximately 200 basis points as a result of continued benefits from increasing scale, higher penetration of our owned-brand merchandise, the positive impact of our Everyday Low Price strategy on our pricing structure, lower clearance inventory coupled with better management of clearance merchandise and pricing, and an increase in margin in the third quarter of fiscal 2006 from the absence of liquidation sales from one closed store and one relocated store in the third quarter of fiscal 2005,

•                  an increase of approximately 50 basis points from a reduction in distribution costs as a result of process and labor efficiencies, offset by

•                  a negative impact of approximately 50 basis points from reduced vendor discounts for new stores as a result of opening fewer new stores with lower inventories for those new stores, and a continuation in the trend toward higher freight costs as fuel prices increased.

Store Operating Expenses.  Store operating expenses increased by $1.7 million, or 3.9%, to $44.6 million in the third quarter of fiscal 2006 from $42.9 million in the third quarter of fiscal 2005. As a percentage of sales, store operating expenses decreased approximately 190 basis points to 18.1% in the third quarter of fiscal 2006 from 20.0% in the third quarter of fiscal 2005. Advertising and marketing expenditures were approximately the same in the comparable quarters however, a higher degree of effectiveness in our programs produced leverage as advertising and promotion expense decreased 40 basis points as a percentage of sales in the third quarter of fiscal 2006. In addition, improved store labor productivity resulted in leverage of approximately 75 basis points and credit card fees were lower due to greater penetration of our co-branded credit card which carries a lower fee. Most other store operating expenses were favorably leveraged by the comparable store sales increase.

General and Administrative Expenses.  General and administrative expenses increased by $1.5 million, or 16.0%, to $10.5 million in the third quarter of fiscal 2006 from $9.0 million in the third quarter of fiscal 2005. As a percentage of sales, general and administrative expenses increased to 4.3% in the third quarter of fiscal 2006 from 4.2% in the third quarter of fiscal 2005.

Pre-opening Expenses.  Pre-opening expenses decreased $1.0 million, or 36.2%, to $1.8 million in the third quarter of fiscal 2006 from $2.8 million in the third quarter of fiscal 2005. We opened five new stores in the third quarter of fiscal 2006 and we opened nine new stores in the third quarter of fiscal 2005.

Gain on Insurance Settlement. For the third quarter ended October 28, 2006, we recorded a gain of $1.4 million in connection with an insurance settlement resulting from flood damage at one of our stores.

Interest Expense, net.  Interest expense increased by $2.3 million, or 68.6%, to $5.5 million in the third quarter of fiscal 2006 from $3.2 million in the third quarter of fiscal 2005. The increase resulted from higher average borrowings incurred to fund our growth, including the addition of a $20 million term loan to our credit facility in March 2006. We also experienced higher average interest rates of approximately 240 basis points during the third quarter of fiscal 2006, as compared to the third quarter of fiscal 2005.

Income Tax Provision. We did not record income tax expense for the third quarter of fiscal 2006 because of available net operating loss carryforwards. We did not record an income tax benefit for the third quarter of fiscal 2005 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Income. As a result of the factors discussed above, the net income of $2.0 million for the third quarter of fiscal 2006 represented an increase of $9.5 million from the net loss of $7.5 million for the third quarter of fiscal 2005.

Thirty-Nine Weeks Ended October 28, 2006 compared to Thirty-Nine Weeks Ended October 29, 2005

Sales.  Sales increased by $60.9 million, or 11.6%, to $584.6 million in the nine months of fiscal 2006 from $523.7 million in the nine months of fiscal 2005. This increase primarily resulted from sales of $81.1 million from new stores not yet included in the comparable store sales base. This increase was partially offset by a comparable store sales decrease of $9.2 million, and a $11.0 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales decreased 2.0% compared to a decrease of 5.1% in the nine months of fiscal 2005. We opened eight new stores during the nine months of fiscal 2006 compared to nineteen new stores during the nine months of fiscal 2005. We relocated one store during the nine months of fiscal 2006. During the same period of fiscal 2005, we relocated two stores and closed one store.

Although our current third quarter of fiscal 2006 reflects improvement in comparable store sales, the comparable store sales decrease and the overall softness in sales for our nine month period of fiscal 2006 is primarily reflective of (i) reduced spending in advertising and promotions in the first six months of fiscal 2006 , (ii) our focus on our Everyday Low Price strategy that resulted in fewer promotions to drive customer traffic, (iii) lower levels of clearance merchandise available to customers, and (iv) cannibalization from some of the new store openings and new competition entering some of our markets.

Gross Profit. Gross profit increased by $17.4 million, or 14.9%, to $134.0 million in the nine months of fiscal 2006 from $116.6 million in the nine months of fiscal 2005. As a percentage of sales, gross profit increased approximately 60 basis points to 22.9% in the nine months of fiscal 2006 from 22.3% in the nine months of fiscal 2005.  Major factors primarily affecting gross margin in the comparable nine-month periods were:

•                  an initial product margin increase of approximately 150 basis points as a result of continued benefits from increasing scale, the positive impact of our Everyday Low Price strategy on our pricing structure, higher penetration of our owned-brand merchandise, and lower clearance inventory coupled with better management of clearance merchandise and pricing,

•                  a favorable impact of approximately 40 basis points from a reduction in distribution costs,

•                  a negative impact of approximately 90 basis points from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores, and

•                  a positive effect from the increase in co-branded credit card revenues, and negative effects from reduced vendor discounts for new stores as a result of opening fewer new stores with lower inventories for those new stores and a continuation in the trend toward higher freight costs as fuel prices increased.

Store Operating Expenses.  Store operating expenses increased by $3.3 million, or 2.9%, to $116.9 million in the nine months of fiscal 2006 from $113.6 million in the nine months of fiscal 2005. As a percentage of sales, store operating expenses decreased approximately 170 basis points to 20.0% in the nine months of fiscal 2006 from 21.7% in the nine months of fiscal 2005. We reduced advertising and marketing expenditures by 27.3%, or 140 basis points as a percentage of sales, because these expenditures have proven less effective in driving sales in the seasonally slow first and second fiscal quarters. In addition, we had a modest gain in store labor productivity.

General and Administrative Expenses.  General and administrative expenses increased by $2.2 million, or 8.4%, to $29.4 million in the nine months of fiscal 2006 from $27.2 million in the nine months of fiscal 2005. As a percentage of sales, general and administrative expenses decreased approximately 20 basis points to 5.0% in the nine months of fiscal 2006 from 5.2% in the nine months of fiscal 2005 primarily as a result of sales leverage and cost controls. This leverage was partially offset by stock option expense resulting from the adoption of SFAS 123R in fiscal 2006 as well as increased occupancy costs related to our corporate offices.

Pre-opening Expenses.  Pre-opening expenses decreased $3.3 million, or 50.5%, to $3.2 million in the nine months of fiscal 2006 from $6.5 million in the nine months of fiscal 2005. We opened eight new stores in the nine months of fiscal 2006 and we opened nineteen new stores in the nine months of fiscal 2006.

Gain on Insurance Settlement. For the third quarter ended October 28, 2006, we recorded a gain of $1.4 million in connection with an insurance settlement resulting from flood damage at one of our stores.

Gain on Contract Settlement. In March 2005, we received a $2.5 million non-recurring payment relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity.

Interest Expense, net.  Interest expense increased by $7.1 million, or 97.1%, to $14.3 million in the nine months of fiscal 2006 from $7.2 million in the nine months of fiscal 2005. The increase resulted from higher average borrowings incurred to fund our growth, including the placement of $20 million of convertible debt in August 2005 and the addition of a $20 million term loan to our credit facility in March 2006. We also experienced higher average interest rates of approximately 250 basis points during the nine months of fiscal 2006, as compared to the nine months of fiscal 2005.

Income Tax Provision. We did not record an income tax benefit for the nine months of fiscal 2006 or fiscal 2005 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $28.5 million for the nine months of fiscal 2006 represented a decrease of $7.0 million from the net loss of $35.5 million for the nine months of fiscal 2005.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital improvements and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.

Operating Activities.  Net cash used in operating activities for the nine months of fiscal 2006 decreased by $18.7 million to $66.0 million, as compared to $84.7 million for the nine months of fiscal 2005. There were eleven fewer new stores opened during the nine months of fiscal 2006 as compared to the nine months of fiscal 2005. This resulted in $36.9 million less cash used to fund inventory growth in the nine months of fiscal 2006 as compared to the nine months of fiscal 2005. In addition, our efforts to manage inventories have resulted in lower levels of inventories in our recently opened new stores, as well as a reduction in inventories in all our stores. This reduced use of cash was partially offset by a reduction of $19.7 million in cash generated from accounts payable and other liabilities resulting from several factors, including lower inventory levels, reduced tenant improvement allowances related to fewer new stores in the nine months of fiscal 2006 compared to the nine months of fiscal 2005, increased efficiencies in systems and processes that improved timeliness of vendor payments, fewer new store openings where we typically obtain extended terms from our vendors on initial inventory purchases, improved timing of accounts payable reductions for vendor allowances and increased foreign product sourcing activities, which often involve the use of letters of credit or other arrangements.

Investing Activities.  Net cash used in investing activities was $23.8 million in the nine months of fiscal 2006 and $47.8 million in the nine months of fiscal 2005. We used cash primarily for tenant improvements and equipment to open new stores and to remodel and upgrade existing stores. The year over year decrease in net cash used of $24.0 million was primarily due to the opening of eight new stores in the nine months of fiscal 2006 as compared to the opening of nineteen new stores in the nine months of fiscal 2005. We also expended $5.6 million to replace our corporate aircraft in June 2006 and received proceeds of $2.1 million from the sale of the replaced aircraft. Proceeds of $5.2 million from our insurance settlement also reduced our net cash used in investing activities in the nine months of fiscal 2006. In addition we purchased $1.2 million of non-cash equipment expenditures which were financed through capital lease transactions during the nine months of fiscal 2006.

Purchases of property and equipment in the nine months of fiscal 2005 also included expenditures for equipment for our distribution center, information technology equipment and office furniture and equipment at our new corporate headquarters.

Financing Activities.  Net cash provided by financing activities for the nine months of fiscal 2006 decreased by $43.3 million to $89.7 million, as compared to $133.0 million in the nine months of fiscal 2005. The reduced funding needed from our credit facility was due to the decrease in cash used in operations of $18.7 million and a $24.0 million net reduction in cash used for investing activities.  Our financing activities were utilized to fund our continued store expansion, including inventory, property and equipment, and to fund our operating losses. In addition, we financed the acquisition of our corporate aircraft with a $5.3 million, seven-year term note payable and we added $1.2 million in new capital leases.

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

Outstanding borrowings under the credit facility, including letters of credit, were $267.6 million and $233.7 million as of October 28, 2006 and October 29, 2005, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable up to the $295 million facility limit. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of October 28, 2006 and October 29, 2005, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $27.4 million and $41.3 million, respectively. This available borrowing capacity was $45.2 million as of December 1, 2006.

Income Taxes. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements.  Our future capital requirements will primarily depend on our future financial performance, the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We will continue to open new stores in fiscal 2007, with three planned openings in the first half of fiscal 2007, and we anticipate total capital expenditures of $30 to $35 million for fiscal 2007. However, business conditions, business strategy or other factors may cause us to adjust these plans.

Additional needs for capital include funding seasonal inventory levels and operating losses due to our seasonality, and may include investments for an expansion into other distribution channels in addition to our retail channel. We do not expect our investments in other distribution channels to be significant in fiscal 2006 or during the first half of fiscal 2007. We also expect to continue to increase our direct product sourcing activities, requiring additional funding possibly through increased letters of credit or trade credit.

We intend to satisfy our capital requirements over the next twelve months with cash flows from operations, funds available under our credit facility, equipment financing leases, funds from additional borrowing capacity, and to the extent necessary, from other available capital sources. We may seek additional debt or equity financing in the public or private capital markets. Our ability to access capital sources is impacted by our financial performance, as well as by general business, economic and other factors, some of which are beyond our control. There is no assurance that financing will be available to us on acceptable terms.

We privately placed a $20 million subordinated unsecured convertible note in August 2005. The holder of the note is a trust, the current beneficiary of which is a member of our board of directors. The note matures in August 2010.  The note is convertible into shares of our common stock at the price of $16 per share, subject to certain adjustments. If the note is not converted,  $20 million will be due at maturity.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office and letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of October 28, 2006, the minimum operating lease payments due within one year were $54.1 million. As of October 28, 2006, total minimum operating lease payments remaining over all of our operating leases were $634.7 million. These leases have an average remaining term of 10.1 years. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $7.7 million and $6.1 million at October 28, 2006 and October 29, 2005, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations. The merchandise purchases for which we do have firm commitments outstanding, in addition to letters of credit, were $1.7 million and $6.1 million as of October 28, 2006 and October 29, 2005, respectively.

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

Critical Accounting Policies and Use of Estimates

Adoption of SFAS 123R

Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for the 13 and 39 weeks ended October 28, 2006, for granted, modified, or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

The amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Compensation cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period.

As a result of adopting SFAS 123R, our income from operations for the 13 weeks ending October 28, 2006 is $296,000 lower, and our loss from operations for the 39 weeks ended October 28, 2006 is $834,000 higher, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted income per share for the 13 weeks ended October 28, 2006 is $.02 lower and basic and diluted loss per share for the 39 weeks ended October 28, 2006 is $.06 higher, than under APB No. 25.  There was no impact on cash flows.

At October 28, 2006, there was approximately $2,750,000 of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.2 years.

New Accounting Pronouncement

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements(“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are required to adopt SAB No. 108 for our fiscal year ending February 3, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on net earnings, cash flows or financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $259.9 million at October 28, 2006 and averaged $240.5 million during the third quarter of fiscal 2006. Our average interest rate for the third quarter of fiscal 2006 under our credit facility was 7.9% and was approximately 240 basis points higher than the same period last year due primarily to general interest rate movement. If short-term floating interest rates on our average variable rate debt for the third quarter of fiscal 2006 had increased by 100 basis points, our interest expense would have increased by approximately $0.6 million, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Trademark Litigation - On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license that would preclude the use by us or Cabela’s of certain of our trademarks for direct marketing purposes.

On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint.  The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties’ respective rights thereunder.  In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim, in which we raised multiple additional issues regarding the validity, enforceability, and interpretation of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue.  These issues remain before the court.  Discovery is currently underway and the court has established a trial-ready date of May 1, 2007.

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

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

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

GANDER MOUNTAIN COMPANY

Date: December 7, 2006	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2006	By:	/s/ Dennis M. Lindahl
Dennis M. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

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