Form 10-K
period 2007-02-03
GANDER MOUNTAIN CO
filed 2007-04-19
CIK 1277475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Name of each exchange on which registered:  Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.                               Large accelerated filer  ☐ Accelerated filer  ☐           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $29,957,925 as of July 29, 2006, based upon the closing price of $5.99 on the Nasdaq Global Market reported on July 29, 2006. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

As of April 2, 2007, the number of shares of common stock outstanding was 20,070,052.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s proxy statement for its 2006 annual meeting of shareholders to be held on or about June 13, 2007.

GANDER MOUNTAIN COMPANY
FORM 10-K
For the Fiscal Year Ended February 3, 2007

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

•       our ability to successfully expand into new product areas, such as boats;

•       our ability to locate suitable sites for new stores;

•       delays in new store openings;

•       our ability to attract and retain management talent and store employees;

•       disruptions or natural disasters at our distribution facility or that affect our information systems;

•       strain on our infrastructure, including increased demands on our information systems and distribution center resulting from our growth;

•       our ability to successfully implement changes to our information systems;

•       our ability to generate sales and control expenses in order to operate profitably;

•       changes in consumer preferences, general economic conditions or consumer discretionary spending;

•       energy and fuel prices;

•       our ability to respond to increased competition;

•       the loss of key vendors or manufacturers, including foreign manufacturers of our owned-brand merchandise;

•       disruption or delays in shipments from domestic or foreign suppliers;

•       changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms;

•       increased regulation of the sale of firearms and related products;

•       the impact of product liability claims, other litigation and government regulations; and

•       the interests of the members of the Pratt family, the Erickson family and their affiliates in our company and their ability to individually influence and collectively control matters approved by our shareholders.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, referred to as the Commission, that advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.                     BUSINESS

GENERAL

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base from 26 stores in 1997 to our current base of 105 conveniently located Gander Mountain outdoor lifestyle stores, providing 5.5 million square feet of retail space in 22 states—Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Tennessee, Virginia, West Virginia and Wisconsin. We anticipate opening 13 new stores in 2007, including three relocations.

Since its origin in 1960, our brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. Our customers value our “We Live Outdoors” culture and theme. Our core strategy and focus is to provide our target customers with a unique combination of a broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations; and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. We tailor our merchandise assortments to take advantage of our customers’ seasonal and regional or local preferences. We seek to combine this broad product offering with superior customer service based on our store associates’ extensive product knowledge and outdoor-related experience.

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 100,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet plus an outside selling area. Our large-format stores are generally located with convenient access to a major highway and have a warehouse-style shopping environment characterized by concrete floors, open bar-joist ceilings, high-density racking and wide aisles. To further build upon our brand’s reputation for high quality and exceptional value, we are outfitting certain stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements.

The larger format enables us to offer more products and services to our customers. Most of our large-format stores offer all-terrain vehicles (ATVs). In January 2007, together with Tracker Marine Group, a division of Bass Pro Shops, we announced that effective in Spring 2007, the popular Tracker Marine Group boat brands will be featured in our stores. We will offer Tracker and Fisher fishing boats, Sun Tracker and Fisher pontoon boats, Nitro and ProCraft high-performance fishing boats, Tahoe runabout/deck boats, Mako offshore/inshore fishing boats, and Kenner Bay boats. Brand offerings will be tailored in each location based on market and store dynamics and customer preferences. For the spring 2007 season, the initial rollout of the Tracker brands will occur in approximately 35 to 40 of our large-format stores. In 2006, approximately 10 of our stores carried an assortment of fishing and recreational boats.

Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other small engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. We utilize outside selling areas adjacent to most of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. As of February 3, 2007, 55 of our 105 stores were in our large format.

Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities.

We were originally organized as a Delaware limited liability company on November 27, 1996, and we converted to a Delaware corporation on December 31, 2000. We reincorporated in Minnesota in January 2004 by merging into our wholly owned subsidiary formed solely for that purpose. We have been operating our current business since our initial organization in 1996. On April 26, 2004, we closed the initial public offering of our common stock. Our common stock is traded on the Nasdaq Global Market under the symbol “GMTN.”  Our principal executive offices are located at 180 East Fifth Street, Suite 1300, Saint Paul, Minnesota 55101, and our general telephone number is (651) 325-4300.

We maintain a website at www.GanderMountain.com. The information contained on and connected to our website is not incorporated into this report. On our website, you can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the Commission, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Commission. You can also request free copies of these reports on our website or by calling investor relations at 651-325-4600.

FISCAL 2006 HIGHLIGHTS

•       We opened eight new stores, including one relocated store, expanding our industry-leading retail network to a total of 105 stores.

•       We entered four new states in the year—Alabama, Florida, Tennessee and West Virginia—bringing our total number of states to 22. In addition to adding these new markets, we added second stores in North Carolina and Virginia and our ninth store in Texas as we continued to build our penetration in southern and southeastern markets.

•       For the year, income from operations improved to a record $15.0 million from a loss of $2.2 million for fiscal 2005. For the fourth quarter, income from operations increased to a record $29.2 million.

•       We increased our cash provided by operating activities by $30.9 million as compared to fiscal 2005.

•       In December 2006, we improved our balance sheet with a private placement of $50 million of common stock, of which $20 million was paid through cancellation of our outstanding note payable. In addition, we added a $20 million term loan to our existing credit facility in March 2006.

•       In January 2007, we entered into a distribution agreement with Tracker Marine Group to carry a broad assortment of their fishing and recreational boats. After testing the boat business for a second year in 2006, we believe that this business has great potential. This partnership with Tracker Marine Group, manufacturer of one of the most popular fishing boats in the country, enables us to offer our customers a broad assortment of popular lines of fishing and recreational boats.

•       For the year, our owned brand sales as a percent of total sales increased 160 basis points, from 9.7% to 11.3% of sales. Our owned-brand strategy is driven by the unmet needs of consumers in the marketplace and, together with the national brands we carry, enables us to offer a complete product assortment to our customers.

OUR BRAND’S HISTORY

After founding the company in Wilmot, Wis., in 1960 as a catalog operation, the original owner of the Gander Mountain brand name developed one of the largest outdoor catalogs in the United States, with significant name recognition and brand equity within the outdoor lifestyle sector. He subsequently added a retail operation. In 1996, the former owner discontinued its catalog operations. In 1996 and 1997, Holiday Companies, which at the time owned and operated ten retail sporting goods stores, acquired the 17 existing Gander Mountain retail stores and began to utilize the historic Gander Mountain brand to build a new outdoor lifestyle business.

OUR GROWTH STRATEGY

Our long-term strategic objectives are to:

•       build upon the Gander Mountain brand name and significantly expand our network of retail stores in order to capture additional market share and expand our geographic diversity;

•       offer our customers the best combination of a broad assortment of products and services, convenience and value in the outdoor lifestyle sector;

•       enhance our growth by adding new products and services that meet the needs of our customers;

•       improve our profitability by leveraging our increasing scale to improve margins and enhance productivity, and by controlling expenses; and

•       develop internet and catalog selling capabilities in order to offer our customers more shopping opportunities.

Expand Our Network of Retail Stores

Consolidate an Underserved Market.   We believe that our unique retail concept has broad appeal and that there are significant opportunities for profitable new store expansion  By adding new stores, we both capture additional market share and diversify our operations within the large, highly fragmented and underserved outdoor lifestyle market. We strategically locate our outdoor lifestyle stores in suburban and rural areas with a high concentration of our target outdoor enthusiast customers and near hunting, fishing, camping, boating and other outdoor recreation destination areas.

We intend to open stores in new markets and to further penetrate our existing markets to capture additional market share. We opened eight stores in fiscal 2006, all of them in our large format, including seven new stores and the replacement of one smaller store with a new, large-format store.

We plan to open 13 additional stores in fiscal 2007 in both existing and new markets, including three relocated stores. Most of these new stores will be located in moderate to mid-sized markets that meet our site selection criteria. While we will continue to build stores in urban markets, we believe that moderate to mid-sized markets offer great opportunities. In these markets, we are often the only retailer offering a broad selection of products and services to outdoor enthusiasts, and it is less likely that one of our larger competitors will enter one of these markets once we are established there. We will continue to expand our retail network in southern and southeastern markets in order to increase our geographic diversity.

Employ a Flexible Real Estate Strategy.   Our flexible real estate strategy allows us to open stores in different sizes depending on market characteristics, demographics and availability of sites. Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates.

Control Building Costs to Maximize Expansion of Our Retail Network.   We continually monitor and seek to optimize our investment in our stores on a per-store basis. One way we do this is by using recycled real estate where available which is often available for lesser rental rates than new properties. We also use outdoor selling space adjacent to our stores to display large items like ATVs, boats and trailers. This reduces our rent per store while still enabling us to display our full assortment of products. We believe that our ability to control our investment per-store will allow us to maximize the expansion of our network of conveniently located retail stores.

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

Offer Convenient Expert Services.   As the nation’s largest retail network of stores specializing in hunting, fishing, camping, boating, marine and outdoor lifestyle products and services, we have a unique opportunity to become the “provider of choice” for a broad range of outdoor-related customer services. Our convenient locations make it easy for our customers to rely on us to provide expert services to enhance their outdoor experiences.

We plan to build on our current base of services to strengthen our position as the solution to all of our customers’ needs for outdoor recreation. We are the largest employer of professional gunsmiths in the country, with gunsmiths in almost all of our stores and a larger central gunsmith facility in our Kenosha, Wis., store to provide advanced services. We also have archery technicians in every store to provide customization and repair services for archery enthusiasts, and we have archery shooting lanes in our large-format stores. Our large-format stores typically offer a power shop that provides repair services for ATVs, boats and any other small engines. We also offer fishing reel line winding, hunting and fishing license sales and other value-added technical support services. We continually assess opportunities to add complementary services desired by our customers.

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

Add New Products and Services to Continually Meet Customers’ Needs.   We use input from our customers to add to our already extensive assortment of products and services to better meet the needs of our customers. In fiscal 2006, we continued to test the sale and service of fishing and family recreation boats in some of our large-format stores. Based on the results of this test, we entered into a distribution agreement with Tracker Marine Group in January 2007 to offer their popular line of fishing and recreational boats in our stores. In 2006, we added a limited line of Three Forks Ranch premium hunting and fishing apparel and equipment in certain of our stores to expand the depth of our assortment.

Improve Our Productivity and Profitability

Implement Operating Initiatives.   We are pursuing a number of initiatives designed to improve product margin. These include sourcing more of our product directly and expanding the penetration of our owned-brand merchandise where appropriate. Other initiatives are designed to improve how we display our merchandise so our stores are easier to shop. We are also focused on initiatives to continue to improve our supply chain to improve inventory turnover and reduce inventory per store, to reduce store labor costs by eliminating non-selling tasks and to control corporate expenses.

We measure performance using key operating statistics such as comparable store sales; sales per square foot; gross margin percentage; and store operating expenses, with a focus on labor, as a percentage of sales. Store operating contribution, which is calculated by deducting a store’s operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis. In addition, general and administrative expenses are monitored in absolute amounts, as well as on a percentage-of-sales basis.

Leverage Our Increasing Scale.   We are focused on increasing our store operating margins and profitability through improved purchasing leverage as we grow and develop stronger relationships with our vendors. We believe our ability to tailor the size of our stores and build clusters in key markets, such as the Minneapolis/St. Paul metro area and Houston, enables us to take advantage of economies of scale in advertising, promotion and distribution costs in those markets.

OUR PRODUCTS AND SERVICES

The key elements of our merchandise strategy that reinforce our “We Live Outdoors” culture and theme are:

•       offer an extensive selection of products at highly competitive prices on an everyday basis in our large-format stores;

•       focus on nationally branded products;

•       complement our branded product offering with our proprietary brands, including Gander Mountain, Guide Series, and Three Forks Ranch;

•       tailor our merchandise assortment to local and regional market preferences to take advantage of the seasonal nature of our customers’ outdoor activities;

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

The following table shows our sales during the past three fiscal years by product category:

Category	Fiscal 2006	Fiscal 2005	Fiscal 2004
Hunting	45.7%	43.2%	42.1%
Fishing and Marine	14.7%	15.6%	16.3%
Camping, Paddlesports and Backyard Equipment	6.7%	7.2%	8.2%
Apparel and Footwear	25.2%	26.4%	26.9%
Powersports and Other	7.7%	7.6%	6.5%
Total	100%	100%	100%

Hunting.   Hunting is our largest merchandise category, representing approximately 46% of our sales during fiscal 2006. Our hunting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and sport shooting. Gunsmith services and archery technicians support our hunting assortments to service the complete needs of the hunter.

Our hunting assortment includes a wide variety of firearms, including rifles, shotguns, handguns, air guns and black powder muzzle loaders. We also buy and sell used firearms. In addition to firearms, we carry a wide selection of products in the ammunition, hunting equipment, optics, dog training, archery and food plots/feeding categories.

Fishing and Marine Accessories.   Fishing and marine accessories represented approximately 15% of our sales during fiscal 2006 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning angler and the weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in the tackle supplies, electronics, fly-fishing, ice-fishing and marine accessories categories. We also provide fishing line winding services in all of our stores and live bait in most of our large-format stores.

Our marine accessory assortment includes products for boat care and maintenance, as well as safety equipment and products for fun on the water, such as wake boards and tubes.

Camping, Paddlesports and Backyard Equipment.   Camping, paddlesports and backyard equipment represented approximately 7% of our sales during fiscal 2006. Our camping assortment primarily focuses on family camping and the weekend hiker, and includes the camping, paddlesports, backyard cooking and entertainment, and food processing product categories.

Apparel and Footwear.   Our apparel and footwear product categories include both technical gear and lifestyle apparel for the active outdoor enthusiast. Apparel and footwear represented approximately 25% of our sales during fiscal 2006, and our assortments in these categories include fieldwear, sportswear and workwear.

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

Power Sports and Other.   Our large-format stores carry an assortment of ATVs and ATV accessories, boats and a small number of power tools. We are one of the largest ATV dealers in the country. In addition to selling a high volume of units, we typically sell a significant amount of accessories with each vehicle. In fiscal 2005 and fiscal 2006, we also sold power boats in approximately ten stores. Our power sports and other category represented approximately 8% of our sales during fiscal 2006.

Our customers view ATVs as working vehicles and appreciate the broad assortment of accessories and attachments we carry to enhance their effectiveness. These attachments range from simple trailers and blades to expensive cultivators that hunters use to plant food plots for game on their hunting land. Our expansion into the ATV market led us to develop our power shop services. Our service shops provide a full range of services and parts and are staffed with trained technicians who can service most small engines. As we have expanded our offering of boats, our power shop services have expanded to provide marine engine services.

In January 2007, our new distribution agreement with Tracker Marine Group significantly expanded our commitment to power boats. Beginning in February 2007, we are distributing a full line of Tracker Marine Group’s popular line of fishing and recreational boats in approximately 35 to 40 of our stores, and we plan to add more stores later in the year. This agreement greatly increases the number of our stores that carry power boats. It will also broaden the assortment of boats we offer our customers. In addition, we plan to carry Tracker Marine Group john-boats in all stores and Mercury or Yamaha engines in selected stores. The Tracker Marine Group boat offering is a natural extension of our existing product offerings of small fishing boats, kayaks, canoes and small boat motors.

Other products in this category include cabin and ranch décor items, gifts, books, videos and food.

We also operate Outdoor Expeditions, a travel business that specializes in packaging hunting and fishing trips to domestic and international destinations and providing expert advice on selecting outdoor destinations, accommodations and guide services. Our Outdoor Expeditions staff has accumulated a wealth of knowledge and expertise in packaging rewarding hunting and fishing vacations. We do not own or lease any hunting land or provide guide services.

Focus on Branded Products

Our primary merchandise focus is to offer our customers a broad selection of competitively priced national and regional brand products. Our national-brand focus is driven by our customers’ buying preferences for national brands and the fact that the national-brand manufacturers are often responsible for most of our industry’s new product innovation and development. We not only offer an extensive breadth of brands across multiple product categories, but also offer extensive depth of product within most brands.

Another important element of our branding strategy is the development of strong owned brands, primarily Gander Mountain, Guide Series and Three Forks Ranch, by leveraging the strength of our brand image to create our own line of high-quality products. Our owned-brand strategy is designed to augment our assortment of nationally and regionally branded merchandise with our owned-brand products in select merchandise categories. While the majority of owned-brand products are in the apparel category, we offer an expanding assortment of owned-brand equipment.

Our Gander Mountain and Guide Series products are designed and priced to offer our customers the quality characteristics of many of our branded products at a price that reflects exceptional value. We believe that by offering a high-quality, competitively priced owned brand, we create an even more compelling value proposition for our customers. Our Three Forks Ranch line of products is comprised of premium hunting and fishing apparel and equipment. Our owned-brand products are sourced from a diversified group of established vendors. Owned brand products accounted for 11.3% of our total sales in fiscal 2006 and 9.7% of our sales in fiscal 2005.

Localization and Relevancy of Product Assortment

We customize our merchandise assortment on a market-by-market basis. We do this by featuring well-known regional brands that we augment with local brands, allowing us to tailor our merchandise assortment to the local market. This is extremely important across many of our merchandise categories, given the significant differences in product and brand preferences. Also, as we expand geographically, we need to merchandise each of our stores appropriately for the climate and seasonal variations from market to market.

Services

We provide our customers with a wide range of in-store, value-added, technical support services. Nearly all of our stores offer full-service gunsmith shops, archery technicians, fishing-reel line winding, and hunting and fishing license sales. We also offer small-engine repair services at all of our stores that sell ATVs, including servicing of boat motors. We believe that offering these services is not only consistent with our goal of offering products and services for all our customers’ outdoor lifestyle needs. It is also an important driver of additional sales by building customer traffic and enhancing our relationships with our customers. We believe the ability to provide the necessary technical support in our major product categories is essential to our positioning in the outdoor lifestyle market. We also provide training and seminars for our customers, including gun-safety training, in all our stores.

Pricing

Our pricing policy is to maintain prices that are competitive in our markets. We believe our competitive pricing strategy reinforces our strong value proposition, instills price confidence in both our customers and our store associates, and is a critical element of our competitive strategy. We achieve price leadership through our commitment to an every-day-low-price strategy and supporting policies such as our “Low Price Guarantee.” Our Three Forks Ranch line of products is priced at a level reflecting the premium quality of the apparel and equipment.

Store Design and Visual Merchandising

We design our large-format, warehouse-style stores to create an exciting shopping environment and to highlight our extensive product assortment. We use our store design and layout to emphasize our positioning as a value-oriented outdoor lifestyle retailer. We use a variety of display fixtures, in-aisle merchandise displays, tables and end-caps to create a functional design that enables us to expand and adjust the size of our merchandise offerings by season and market. To further build upon our brand’s reputation for high quality and exceptional value, we are outfitting certain stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements.

PURCHASING AND DISTRIBUTION

Our merchandising team is responsible for all product selection and procurement except for certain purchases by our store managers to address local customer preferences or seasonal considerations. In addition, our merchandising team’s responsibilities include the determination of initial pricing, product marketing plans and promotions. They coordinate with our merchandise planning and allocation team to establish inventory levels and product mix. Our merchandising team also regularly communicates with our store management to monitor shifts in consumer tastes and market trends.

Our merchandise planning and allocation team is responsible for merchandise distribution, inventory control, and replenishment. This team also coordinates the inventory levels necessary for each advertising promotion with our buyers and our advertising department. They track the effectiveness of each advertisement to allow our buyers and our advertising department to determine the relative success of each promotional program. Other responsibilities include price changes, creation of purchase orders and determination of store-level inventory.

We purchase merchandise from over 2,300 vendors. We have no long-term purchase commitments, and no single vendor represented more than 4% of our purchases during fiscal 2006.

We operate a distribution center to which vendors ship our merchandise. In fiscal 2006, we leased a second building of approximately 202,000 square feet to add additional capacity at our distribution center, bringing the total capacity to 427,000 square feet. Our product is processed at our distribution center as necessary and shipped to our stores. In addition, approximately 20% of our merchandise is shipped directly to our stores by the vendors.

In fiscal 2005, we invested approximately $2.7 million to upgrade the product-handling equipment in our distribution center. We believe that we will be able to service our existing stores from our distribution center through fiscal 2007 and into fiscal 2008. We have undertaken a study to analyze our future distribution requirements. We believe we will need to expand our distribution capabilities in the next two to three years as we continue to add new stores.

MARKETING AND ADVERTISING

Our marketing strategy communicates our “We Live Outdoors” culture and theme and is designed to emphasize Gander Mountain’s position in the market as a leader in selection, service and competitive pricing in our core categories—hunting, fishing, camping, boating, apparel and footwear. In addition, we seek to develop a unique relationship with our customers and establish our store associates as true experts in their field. Our advertising calendar focuses on the key hunting, fishing and camping seasons.

We use a combination of radio, print, television, and outdoor advertising to communicate our message. We anticipate our primary advertising vehicle in fiscal 2007 will be radio. Print advertising will support store openings and other events, using a combination of newspapers and direct mail appropriate to our markets. We also utilize television advertisements, sponsorships of key sporting events and fishing tournaments, event marketing and grassroots marketing through support of community organizations. In addition, our “We Live Outdoors” television show airs on The Outdoor Channel.

A significant element of our local and grassroots marketing effort is our use of the Gander Mountain Lodge. The Lodge is a designated space in nearly all our stores that serves as a meeting place for local outdoor groups. Our store management schedules presentations and training seminars from our world-class pro-staff in conjunction with natural resource organizations, including local chapters of Ducks Unlimited, Pheasants Forever, Muskies, Inc. and boy and girl scout troops. The Lodge is also used for firearms training and youth certification, making us one of the largest providers of hunter safety training in the country.

RETAIL STORES AND MARKETS

Store Locations

The following table lists the location by state of our 105 stores open as of February 3, 2007:

States and Number of Stores
Northern Markets		Southern Markets
Colorado	2	Alabama	1
Illinois	4	Arkansas	1
Indiana	5	Florida	1
Iowa	2	Kansas	1
Maryland	1	Kentucky	1
Michigan	14	North Carolina	2
Minnesota	13	Tennessee	1
New York	9	Texas	9
North Dakota	1	Virginia	2
Ohio	9	West Virginia	1
Pennsylvania	11
Wisconsin	14

	85		20

We have announced plans to open 13 new stores in fiscal 2007, including three relocations. In April 2007, we opened a new store in Eden Prairie, Minn., that replaced our small-format store in Minnetonka, Minn., which closed in February 2007. We have announced three additional new store openings in spring 2007 in College Station, Texas; Fayetteville, N.C.; and St. Augustine, Fla. In the fall of 2007, we plan to open nine new stores, including two replacement stores. These new stores will further increase our geographic diversity.

Site Selection

We select geographic markets and store sites on the basis of:

•       demographic information,

•       quality and nature of neighboring tenants,

•       store visibility,

•       accessibility and

•       lease economics.

Key demographics include not only population density, but also the number of outdoor activity participants, as measured by hunting and fishing licenses, and proximity to outdoor recreation areas. While we will continue to build stores in urban markets, we believe that moderate to mid-sized markets offer great opportunities. In these markets, we are often the only retailer offering a broad selection of products and services to outdoor enthusiasts, and it is less likely that one of our larger competitors will enter one of these markets once we are established there.

Generally, we seek to locate our new stores in retail areas with major discount retailers, such as Wal-Mart or Target, or other specialty retailers, such as The Home Depot, Bed, Bath and Beyond or Best Buy. Our market and site selection decision-making process is ultimately based on the projected economics of the new store.

Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates. We have the flexibility to adapt our store model from 30,000 square feet up to 100,000 square feet. We are now building our large-format stores primarily at 60,000 to 65,000 square feet, and we prefer sites where we can include an outside selling area to display large items such as ATVs, boats, trailers, kayaks and canoes. We believe that there is ample availability of recycled real estate at reasonable occupancy costs to accommodate a significant portion of our future growth. We believe that our flexible real estate strategy will assist us in meeting our expansion objectives and operating with reasonable occupancy costs.

Our expansion strategy is to open stores in both new and existing markets. In our existing markets, we will add stores to further penetrate certain market areas. In certain situations, opening new stores in existing markets will negatively impact comparable store sales for a period of time. However, by clustering our stores, we seek to gain additional market share and take advantage of economies of scale in advertising, promotion, distribution and management supervisory costs. In new markets, we generally seek to expand in geographically contiguous areas in order to build on our experience in the same or nearby regions. We intend to continue our expansion into the southern and southeastern markets of the U.S. in order to expand our geographic diversity.

INFORMATION SYSTEMS

Over the past several years, we have made significant investments in our infrastructure, including our information systems, distribution capabilities and management ranks, to support our accelerating growth. We use enterprise-wide merchandise and financial systems which we believe are scalable. In 2006, we began a significant effort to upgrade our merchandise and information systems that will provide enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems over the next several years.

SEASONALITY

Our business is subject to seasonal fluctuations. We generated 63% of our annual sales in the third and fourth quarters of fiscal 2006 and approximately 62% of our annual sales in those same quarters of fiscal 2005. The third and fourth quarters are primarily associated with the fall hunting seasons and the holiday season. In addition, we typically open a greater number of new stores during the second half of the year, which further increases the percentage of our sales generated in the third and fourth fiscal quarters. We also incur significant additional expenses in the third and fourth fiscal quarters due to higher volume and increased staffing in our stores.

Unseasonable weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers’ demand for our products, and therefore our sales, can be significantly impacted by weather patterns.

We are working to reduce the seasonality of our business by opening new stores in the south and southeast. As of the end of fiscal 2006, we have increased our number of stores located outside our traditional northern markets to 20 stores. Customers in these markets enjoy longer seasons for outdoor activities. As we open more stores in these regions, we expect over time to increase the percentage of our sales that are generated in the first half of the year. We also expect to reduce the impact on our sales of weather patterns in any one region of the country.

EMPLOYEES

As of February 3, 2007, we had approximately 6,000 associates, approximately 2,400 of whom were employed by us on a full-time basis. We also employ additional associates during peak selling periods. We consider our relationships with our associates to be good. None of our associates are covered by a collective bargaining agreement.

COMPETITION

We operate in a large, highly fragmented and competitive industry, which we believe is currently underserved at the retail level. The outdoors is an integral part of many Americans’ lifestyles. We believe the principal competitive factors in our industry are breadth and depth of product selection, value pricing, convenient locations, technical services, and customer service. Our principal competitors include the following:

•       local specialty stores;

•       large-format entertainment-focused outdoor retailers, such as Cabela’s and Bass Pro Shops;

•       other outdoor-focused chains, such as Sportsman’s Warehouse;

•       catalog and Internet-based retailers, such as Cabela’s, Bass Pro Shops and The Sportsman’s Guide;

•       traditional sporting goods chains, such as The Sports Authority, Dick’s Sporting Goods and Academy;

•       discount chains and mass merchants, such as Wal-Mart, Kmart and Target Corporation;

•       ATV and boat dealers;

•       power shops; and

•       marinas and marine supply stores, such as West Marine and Boater’s World.

Local Specialty Stores.   These stores generally range in size from approximately 2,000 to 10,000 square feet, and typically focus on one or two specific product categories such as hunting, fishing or camping and usually lack a broad selection of product.

Large-Format Entertainment-Focused Outdoor Retailers.   These large-format retailers generally range in size from 100,000 to 250,000 square feet and seek to offer a broad selection of merchandise focused on hunting, fishing, camping and other outdoor product categories. These stores combine the characteristics of an outdoor retailer with outdoor entertainment and theme attractions. We believe the number of these stores that can be supported in any single market area is limited because of their large size and significant per-store cost.

Other Outdoor-Focused Chains.   These other chains, typically ranging from two to 25 stores, focus on offering a broad selection of merchandise in one or more of the following product categories—hunting, fishing, camping or other outdoor product categories. The largest of these chains is significantly smaller than our company. We believe that other outdoor-focused chains generally do not offer a similar depth and breadth of merchandise in all of our product categories.

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

ATV and Boat Dealers.   In many markets, the retail ATV and boat industries are served by franchise and independent dealers. Although most competitors are primarily local in focus, some of these companies operate retail ATV or boat stores on a national or regional basis. We are subject to competition from dealers that sell the same brands of new ATVs or boats that we sell and from dealers that sell other brands of ATVs or boats that we do not represent in a particular market. Certain ATV or boat manufacturers may designate specific marketing and sales areas within which only one dealer of a given brand may operate. We may also be impacted by various state franchise or dealer protection laws from featuring a particular brand of ATV or boat within any area that is served by another dealer of the same brand, and we may need manufacturer approval to relocate or feature a particular brand in a new store.

Power Shops.   Our power shop operations are subject to competition from independent ATV and boat service shops and service center chains. We believe that the principal competitive factors in the service and repair industry are price, location, the use of factory-approved replacement parts, expertise with the particular ATV and boat lines, and customer service.

Marinas and Marine Supply Stores.   There are national chains that sell marine accessories and supplies. These products can also be found in a wide range of other retail outlets, including marine dealers, marina shops, boat service and repair shops, sporting goods suppliers and mass merchants.

GOVERNMENT REGULATION

We operate in highly regulated industries. A number of federal, state and local laws and regulations affect our business. In every state in which we operate, we must obtain various licenses or permits in order to operate our business.

Because we sell firearms at all of our retail stores, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives, or BATFE. Each store has a federal firearms license permitting the sale of firearms, and our distribution center has obtained a federal firearms license to store firearms. Our federal firearms licenses permit gunsmith activities at each of our stores. We have also obtained in certain stores a federal license to sell black powder used to shoot muzzle-loading firearms. Certain states require a state license to sell firearms and we have obtained these licenses for the states in which we operate.

We must comply with federal, state and local regulations, including the National Firearms Act and the federal Gun Control Act, which require us, among other things, to maintain federal firearms licenses for our locations and perform a pre-transfer background check in connection with all firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System, or NICS, or a comparable state government-managed system that relies on NICS and any additional information collected by the state, a state point of contact or POC. The federal categories of prohibited purchasers are the prevailing minimum for all states. States (and, in some cases, local governments) on occasion enact laws that further restrict permissible purchasers of firearms. These background check systems confirm either that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on BATFE Form 4473 and retain this form in our records for 20 years for auditing purposes for each approved, denied or delayed transfer.

We are also subject to numerous other federal, state and local laws regarding firearm sale procedures, record keeping, inspection and reporting, including adhering to minimum age restrictions regarding the purchase or possession of firearms or ammunition, residency requirements, applicable waiting periods, importation regulations, and regulations pertaining to the shipment and transportation of firearms. The Protection of Lawful Commerce in Arms Act, which became effective in October 2005, prohibits civil liability actions from being brought or continued against manufacturers, distributors, dealers or importers of firearms or ammunition for damages, injunctions or other relief resulting from the misuse of their products by others. The legislation does not preclude traditional product liability actions. From time to time, federal, state or local governments consider proposed bills relating to the sale of firearms, such as laws that confirm or support an individual’s right to possess a firearm or laws that would further restrict or prohibit certain firearm sales.

We are subject to a variety of federal, state and local laws and regulations relating to, among other things, protection of the environment, human health and safety, advertising, pricing, weights and measures, product safety, and other matters. Some of these laws affect or restrict the manner in which we can sell certain items such as hand guns, black powder, ammunition, bows, knives and other products. Our ATV and boat dealership operations may be impacted by various state franchise or dealership protection laws that may prohibit or restrict our ability to feature a particular brand of ATV or boat within any area that is served by another dealer of the same brand, and we may need manufacturer approval to relocate or feature a particular brand in a new store. State and local laws and regulations governing hunting, fishing, boating, ATVs and other outdoor activities can also affect our business. We believe that we are in substantial compliance with the terms of such laws and that we have no liabilities under such laws that we expect could cause a material adverse effect on our business, results of operations or financial condition.

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

PROPRIETARY RIGHTS

Each of “Gander Mountain,” “Gander Mountain Guide Series,” and, “Gander Mtn.” and our logos has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have pending applications for additional trademarks, including “We Live Outdoors.”

EXECUTIVE OFFICERS

The following table sets forth the name, age and positions of each of our executive officers as of April 1, 2007.

Name	Age	Position
Mark R. Baker	49	President, Chief Executive Officer and Director
Dennis M. Lindahl	54	Executive Vice President, Strategy and Business Development
Richard J. Vazquez	48	Executive Vice President, Merchandising and Marketing
Mark A. Bussard	43	Senior Vice President, Retail Sales
Andrew P. Carlin	43	Senior Vice President, Store Operations
Eric R. Jacobsen	50	Senior Vice President, General Counsel and Secretary
Robert J. Vold	48	Senior Vice President, Chief Financial Officer and Treasurer

Mark R. Baker,   an avid outdoorsman, was appointed president in February 2004 and has served as our chief executive officer since September 2002. Mr. Baker was an independent consultant from August 2001 through September 2002. From May 1996 though July 2001, he served in various positions with Home Depot Inc., including executive vice president, chief operating officer and chief merchandising officer from April 1999 to July 2001. Prior to joining Home Depot, Mr. Baker held senior leadership positions in the retail sector, serving in various management positions for Knox Hardware and Lumber from 1980 through 1988, as vice president of merchandising and marketing of Scotty’s Home Improvement Centers from 1988 through 1992 and as executive vice president of merchandising of HomeBase from 1992 through 1996. Mr. Baker is a director of The Scotts Company, a public company that manufactures and markets lawn and garden products.

Dennis M. Lindahl   was appointed executive vice president, strategy and business development, in January 2007. He served as our executive vice president and chief financial officer from July 2003 to January 2007 and was appointed treasurer in February 2004. He served as our secretary from February 2004 to May 2005, our assistant secretary from February 1997 through January 2004 and our acting chief executive officer from February 1997 through November 1997. In 1986, Mr. Lindahl joined Holiday Companies following ten years with Arthur Andersen LLP and served as Holiday Companies’ vice president and chief financial officer from April 1997 through December 2003.

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

Mark A. Bussard   was named senior vice president of retail sales in December 2006, with responsibility for driving sales and increasing communication between the stores and the merchant and marketing teams. He began his career at Gander Mountain in 1994 as a store manager in Michigan and progressed through roles as district manager and regional manager. In 2002, he joined the corporate staff, where he led the hunting and fishing merchant teams as divisional vice president. Before joining Gander Mountain, Mr. Bussard served as a store manager and as a regional recruiter of store managers for Quality Stores, Inc.

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

Robert J. Vold   was named senior vice president, chief financial officer and treasurer in January 2007. He joined Gander Mountain in October 2005 as vice president, finance. Mr. Vold previously spent seventeen years in positions of increasing responsibility in finance at Norstan, Inc., including chief financial officer. He began his career with Arthur Andersen LLP.

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

The majority of our stores are located in the Great Lakes region of the United States. Our growth may result in other regional concentrations over time, such as in Texas and Florida. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in any concentrated region may also affect our sales. If a concentrated region were to suffer an economic downturn or other adverse event, our operating results could suffer.

Our results of operations may be harmed by atypical weather conditions. Many of our stores are located in areas that traditionally experience seasonably cold weather. Abnormally warm weather conditions could reduce our sales of seasonal items and harm our operating results. Moreover, significant snowfalls or other adverse weather on peak shopping days, particularly during the holiday season, could adversely impact our sales if potential customers choose not to shop during those days.

Our operating results are subject to seasonal fluctuations.

We experience substantial seasonal fluctuations in our sales and operating results. We generated approximately 63% of our net sales in our third and fourth quarters of fiscal 2006, which include the peak hunting and holiday seasons. We incur significant additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, significantly lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline significantly. Due to our significant seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels, and general business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

We are expanding into new product areas, such as boats, with which we have limited experience and which may not be profitable for us.

We recently announced an agreement to distribute Tracker boats through most of our stores. We have limited experience in selling boats and entering the boat business on a large scale represents a significant investment of resources by us. We may not realize a return on this investment and our boat business may not generate profits while diverting the attention of management and store-level personnel away from businesses with which we have greater familiarity. In addition, Tracker is affiliated with one of our primary competitors, Bass Pro Shops, which may adversely affect our relationship with Tracker.

We are continually looking for new products to introduce at our stores and believe that entering new product areas is an important part of our growth strategy. We cannot assure you that we will be able to identify new product areas or successfully introduce them at our stores. In addition, the identification, introduction and operation of these new businesses may distract our attention from existing product areas and adversely affect our overall operating results.

An inability to find suitable new store sites or delays in new store openings could materially affect our financial performance.

In order to meet our growth objectives, we will need to secure an adequate number of suitable new store sites. We require that all proposed store sites satisfy our criteria regarding cost and location. In addition, we are experiencing increased competition for store sites as our competitors seek to expand. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations, and also influence the cost of constructing new stores. We cannot assure you that we will be able to find a sufficient number of suitable new sites for any planned expansion in any future period.

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

Our performance depends largely on the leadership efforts and abilities of our senior management and other key employees. None of our employees, except certain senior executive officers, have an employment agreement with us and we do not have key person insurance covering any of our employees. If we lose the services of one or more of our key employees, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner.

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

Our expansion in new and existing markets may also create new distribution and merchandising challenges, including strain on our distribution center, an increase in information to be processed by our management information systems and diversion of management attention from operations towards the opening of new stores and markets. We intend to upgrade and replace certain of our current management information systems in order to support our growth strategy. Based on our current growth strategy, we will need to increase our distribution capabilities within the next few years, which could disrupt our business operations. To the extent that we are not able to meet these additional challenges, our sales could decrease and our operating expenses could increase.

We are implementing substantial information systems changes in support of our business that might disrupt our operations.

Our success depends on our ability to efficiently source, distribute and sell merchandise through our stores utilizing appropriate management information systems. We are in the process of implementing modifications to our technology that will involve updating or replacing our information systems with successor systems over the course of several years. There are inherent risks associated with replacing or modifying these systems, including supply chain disruptions that could affect our ability to deliver products to our stores in an efficient manner. In addition, in updating and replacing our systems, we may be unable to accurately capture and transfer data. We may be unable to successfully launch these new systems, the launch of these new systems could result in business disruptions or the actual cost may exceed the estimated cost of these new systems, any of which could have an adverse effect on our financial condition and results of operations. Additionally, there is no assurance that successfully implemented new systems will deliver the expected value to us.

Our ability to operate profitably is uncertain.

Through much of our history, we have experienced net losses and negative cash flow from operations. As of February 3, 2007, we had an accumulated deficit of $51.7 million. We have increased our expenses significantly to expand our store base. We may not generate sufficient revenue to offset these expenditures and may incur losses that we would not incur if we developed our business more slowly. If our revenue grows more slowly than we anticipate, or if our cost of goods sold or operating expenses exceed our expectations, our operating results would be harmed and the trading price of our common stock could suffer.

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

We and one of our competitors, Cabela’s Incorporated, have a dispute regarding the enforceability and scope of a non-competition agreement entered into in 1996. Although the non-competition provisions of the agreement expired in June 2003, our competitor contends that a contingent trademark licensing provision may require us to grant it a license that would restrict our ability to use certain of our trademarks that were in existence in 1996 in a “direct marketing business” (as defined in the agreement). In July 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking clarification as to the interpretation and enforceability of the non-competition agreement. In August 2005, our complaint was dismissed without resolving our competitor’s counterclaim to enforce the contingent trademark provision. In December 2005, the court denied our motion to amend the complaint but granted our motion to amend our reply to the counterclaim, which permits us to raise our issues regarding the enforceability and scope of the contingent trademark provision. We and our competitor have both filed motions for summary judgment in this lawsuit. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. The contested agreement with Cabela’s affects only the use of certain trademarks and does not prohibit us from engaging in Internet and catalog sales activities utilizing other trademarks not in dispute. Although the outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future, it is not expected to have any impact on the marketing of our products through our retail stores.

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

We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our stores. Our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other foreign countries and we source products from third-party manufacturers in foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control or the vendor’s control, including foreign government regulations, political or financial unrest, war, trade restrictions, tariffs, currency exchange rates, the outbreak of pandemics, disruption or delays in shipments, port security, changes in local economic conditions and other issues. In addition, to the extent that any foreign supplier utilizes labor or other practices that vary from those commonly accepted in the U.S., we could be adversely affected by any resulting negative publicity or otherwise. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could negatively impact our results. Our operating results could also suffer if we are unable to promptly replace a vendor or manufacturer who is unwilling or unable to satisfy our requirements with a vendor or manufacturer providing equally appealing products.

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

In general, our sales result from discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others:

•       weather,

•       general business conditions,

•       interest rates,

•       inflation,

•       the availability of consumer credit and consumer debt levels,

•       taxation,

•       energy and fuel prices,

•       unemployment trends,

•       natural disasters,

•       terrorist attacks and acts of war, and

•       other matters that influence consumer confidence and spending.

Changes in energy costs impact our business, both by influencing the cost of operating our stores and transporting goods, and by affecting consumer spending patterns. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our operating results could suffer.

Competition in the outdoor products industry could limit our growth and harm our operating results.

The retail market for outdoor products is highly fragmented and competitive, with competition increasing in recent periods. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than we do. In addition, most of our largest competitors have undertaken accelerated growth strategies. We compete directly or indirectly with the following categories of companies:

•       large format entertainment-focused outdoor retailers, such as Bass Pro Shops and Cabela’s;

•       other outdoor-focused chains, such as Sportsman’s Warehouse;

•       catalog and Internet-based retailers, such as Bass Pro Shops, Cabela’s, and The Sportsman’s Guide;

•       traditional sporting goods chains, such as Dick’s Sporting Goods, The Sports Authority and Academy;

•       discount chains and mass merchants, such as Wal-Mart, Kmart and Target Corporation;

•       ATV and boat dealers, local specialty stores and repair shops; and

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

Risks Related to Our Common Stock

Pratt family members, Erickson family members and their affiliates collectively own a controlling interest in our company and these individuals and entities may have interests that differ from those of our other shareholders.

Members of the Pratt family, the Erickson family and their affiliates collectively own a controlling interest in us through a combination of their individual stock ownership and their beneficial interest in certain entities that hold our shares. While neither the Pratt family nor the Erickson family, together with their respective affiliates, owns a controlling interest in our company, each of them owns in excess of 30% of our outstanding voting stock. As a result, these shareholders are able to individually influence and collectively control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may have interests that differ from or otherwise conflict with those of other shareholders and may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

No members of the Pratt family, the Erickson family or their affiliates are subject to any contractual obligations to retain their interests. Certain individual members of the Erickson family and certain of the entities described above have rights to cause us to register their shares. A sale by these shareholders of a large interest in us, or the perception that such a sale could occur, could cause the market price of our common stock to decline significantly.

Conflicts of interest may arise as a result of the significant interest in our company held by the Pratt family, the Erickson family and their affiliates.

Conflicts of interest may arise as a result of the significant ownership interests in us by the Pratt family, the Erickson family and their affiliates. David C. Pratt is the chairman of our board of directors and two members of our board of directors are members of the Erickson family, including Ronald Erickson, our vice chairman, and Gerald Erickson. We may face unavoidable conflicts of interest when our board of directors faces decisions that affect both us and either Pratt family or Erickson family interests.

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

•       investor perceptions of the outdoor products, sporting goods and marine industries, the retail industry in general and our company in particular;

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                     PROPERTIES

Our corporate headquarters are located in Saint Paul, Minnesota where we lease approximately 63,000 square feet. The initial term of this lease expires March 31, 2020, and is subject to two renewal options of five years each. Renewal rent is to be established at the then-current market rate. This lease also provides us with expansion options.

We currently lease 427,000 square feet in two buildings for our distribution center in Lebanon, Indiana. The first building is approximately 225,000 square feet with an initial lease term that expires in 2011 and is subject to multiple five-year renewal options and rent escalation provisions. The second building is approximately 202,000 square feet with an initial lease term that expires in 2010 and is subject to multiple one-year renewal options and rent escalation provisions.

We lease all of our 105 stores, which are in various locations in Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Our Bemidji, Minn., store is leased from Holiday Stationstores, Inc.., a company controlled by the Erickson family. Our stores are generally leased for 10 to 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions.

ITEM 3.                     LEGAL PROCEEDINGS

Trademark Litigation—On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license that would preclude our use of certain of our trademarks for direct marketing purposes.

On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint. The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties’ respective rights thereunder. In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim, in which we raised multiple additional issues regarding the validity, enforceability, and interpretation of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue. These issues remain before the court. Discovery is currently underway. Both parties have filed motions for summary judgment. Trial, if necessary, will be scheduled sometime after a ruling on the parties’ motions for summary judgment.

We are not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future. An adverse result is not expected to have an affect on any current use that we make of our trademarks or the marketing of our products through our retail stores. Nor would an unfavorable result preclude us from engaging in direct marketing activities such as catalog and internet sales. A favorable result would confirm our right to use the subject trademarks in all direct marketing.

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

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the Nasdaq Global Market under the symbol “GMTN.” Our common stock began trading on April 21, 2004. The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for the periods indicated:

	High	Low
Fiscal 2006:
First Quarter	$ 9.90	$ 6.05
Second Quarter	$ 9.97	$ 5.01
Third Quarter	$ 7.75	$ 4.95
Fourth Quarter	$ 10.49	$ 7.31
Fiscal 2005:
First Quarter	$ 14.59	$ 8.33
Second Quarter	$ 13.19	$ 9.79
Third Quarter	$ 12.56	$ 4.90
Fourth Quarter	$ 7.76	$ 4.43

On April 2, 2007, the last reported sale price for shares of our common stock on the Nasdaq Global Market was $10.92 per share.

Holders

There were 77 holders of record of our common stock as of April 2, 2007.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2006.

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

Company Stock Performance

The following graph compares the quarterly change in the cumulative total shareholder return on our common stock from April 21, 2004, which is the day our common stock began to trade publicly, through February 3, 2007 with the cumulative total return on the Nasdaq Composite Index and S&P Retailing Index. The comparison assumes $100 was invested on April 21, 2004 in our common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*
Among Gander Mountain Company, The NASDAQ Composite Index
And The S&P Retailing Group

*                    $100 invested on 4/21/04 in stock or on 3/31/04 in index-including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

April 21, 2004	April 30, 2004	July 31, 2004	October 30, 2004	January 29, 2005	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007
Gander Mountain Company	$ 100.00	$ 100.59	$ 97.41	$ 88.35	$ 39.37	$ 47.23	$ 52.09	$ 22.71	$ 28.11	$ 40.83	$ 25.70	$ 33.97	$ 46.00
Nasdaq Composite Index	100.00	96.46	94.96	100.50	106.42	101.99	116.52	108.69	123.86	122.01	110.97	123.00	123.62
S&P Retailing Index	100.00	96.55	95.08	103.11	107.29	99.84	121.50	110.41	115.70	119.34	106.95	126.91	132.44

ITEM 6.                     SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and notes thereto included in Item 8 and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

The selected financial data presented below under the heading “Statement of Operations Data” for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 and the selected financial data presented below under the heading “Balance Sheet Data” as of February 3, 2007 and January 28, 2006 have been derived from our audited financial statements included under Item 8.

The selected financial data presented below under the heading “Statement of Operations Data” for the years ended January 31, 2004 and February 1, 2003 and the selected financial data presented below under the heading “Balance Sheet Data” as of January 31, 2004 and February 1, 2003 have been derived from our audited financial statements that are not required to be included in this report.

The fiscal year ended February 3, 2007 included 53 weeks. All other fiscal years presented include 52 weeks.

The unaudited selected financial data presented below under the heading “Operating Data,” for all periods have been derived from our internal records of our operations, except for “Gross profit as a percentage of sales,” which is derived from our audited financial statements.

	Fiscal Year Ended(1)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Statement of Operations Data
Sales	$ 911,438	$ 804,474	$ 644,014	$ 489,530	$ 357,441
Cost of goods sold(2)	686,722	612,029	479,662	370,532	271,991
Gross profit	224,716	192,445	164,352	118,998	85,450
Operating expenses:
Store operating expenses(2)	167,456	154,542	121,575	86,125	67,122
General and administrative expenses	40,433	36,049	27,876	21,719	20,864
Pre-opening expenses	3,245	6,555	8,194	4,921	700
Gain on insurance settlement	(1,400)	—	—	—	—
Gain on contract settlement	—	(2,500)	—	—	—
Income (loss) from operations	14,982	(2,201)	6,707	6,233	(3,236)
Interest expense	19,187	11,106	5,137	4,760	7,314
Debt conversion charge	9,037	—	—	—	—
Income (loss) before income taxes	(13,242)	(13,307)	1,570	1,473	(10,550)
Income tax provision (benefit)	—	—	—	—	2,274
Net income (loss)	$ (13,242)	$ (13,307)	$ 1,570	$ 1,473	$ (12,824)
Loss applicable to common shareholders	$ (13,242)	$ (13,307)	$ (2,735)	$ (15,050)	$ (22,881)
Basic and diluted loss applicable to common shareholders per share	$ (0.88)	$ (0.93)	$ (0.25)	$ (15.47)	$ (23.52)

Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 and Note 15 to our financial statements included in this report for a description of the method used to compute basic and diluted net earnings (loss) per share.

	Fiscal Year Ended(1)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance Sheet Data
Cash and cash equivalents	$ 1,342	$ 1,580	$ 1,033	$ 970	$ 591
Inventories, net	349,120	308,395	264,138	180,361	109,962
Total assets	521,617	458,930	385,843	249,701	156,723
Borrowings under credit facility	168,485	174,936	114,441	102,058	45,147
Capital lease obligations	12,894	11,650	12,349	—	—
Unsecured convertible debt	—	20,000	—	—	—
Notes payable to affiliate	—	—	—	9,840	—
Total shareholders' equity	$ 196,791	$ 149,825	$ 162,308	$ 64,498	$ 63,025

	Fiscal Year Ended (1)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per square foot data)
Operating Data
Comparable store sales increase / (decrease)(1)(3)	(1.1)%	(6.0)%	(2.5)%	11.5%	2.9%
Number of stores at end of period	105	98	82	65	57
Total square feet at end of period	5,483,029	4,999,813	3,773,835	2,533,223	1,779,689
Sales per square foot(4)	$ 175	$ 180	$ 205	$ 227	$ 203
Gross profit as a percentage of sales	24.7%	23.9%	25.5%	24.3%	23.9%
Operating margin(5)	1.6%	(0.3)%	1.0%	1.3%	(0.9)%
Adjusted EBITDA(6)	$ 36,957	$ 16,032	$ 18,363	$ 14,459	$ 3,798

(1)          Our fiscal year ends on the Saturday closest to the end of January, electing a 52-53 week fiscal year. All years presented herein include 52 weeks, except the fiscal year ended February 3, 2007, which includes 53 weeks. For the year ended February 3, 2007, the comparable stores sales decrease of -1.1% is based on a 53-week to 53-week comparison, and is not derived from a comparison to the 52-week year ended January 28, 2006.

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

(3)          For fiscal 2002 and fiscal 2003, a store was included in the comparable store base in its fourteenth full month of operations. A relocated store was returned to the comparable store base in its fourteenth full month of operations following relocation. Beginning in fiscal 2004, we include a store, including a relocated store, in the comparable store base in its fifteenth full month of operations. This change did not have a material impact on comparable store sales.

(4)          Calculated based on the weighted average of the gross square footage in the period, which includes office, storage and receiving areas.

(5)          Calculated based on operating income (loss) and sales for the period.

(6)          Adjusted EBITDA consists of net income (loss) plus interest expense, plus income tax provision or minus income tax benefit, plus depreciation and amortization and plus debt conversion expense. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense and depreciation and amortization. We also use Adjusted EBITDA to measure our compliance with covenants under our secured credit facility. We do not use it as a measure of liquidity. The funds depicted by Adjusted EBITDA are not necessarily available for discretionary use and exclude the impact of interest expense and income taxes.  Adjusted EBITDA should not be considered as a substitute for net income or net loss, net cash provided by or used in operations, or other financial data prepared in accordance with U.S. generally accepted accounting principles, or as a measure of liquidity.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

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

Our management uses Adjusted EBITDA:

•       as a measurement of operating performance because it assists us in comparing our performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense from our outstanding debt, and our asset base, which includes depreciation and amortization of our property and equipment;

•       to measure our compliance with certain covenants under our secured credit facility; and

•       in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Fiscal Year Ended(1)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Net income (loss)	$ (13,242)	$ (13,307)	$ 1,570	$ 1,473	$ (12,824)
Income tax provision	—	—	—	—	2,274
Interest expense	19,187	11,106	5,137	4,760	7,314
Debt conversion charge	9,037	—	—	—	—
Depreciation and amortization(7)	21,975	18,233	11,656	8,226	7,034
Adjusted EBITDA	$ 36,957	$ 16,032	$ 18,363	$ 14,459	$ 3,798

(7)          Excludes amortization of loan origination fees which are included in interest expense.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A - “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base to 105 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 5.5 million square feet of retail space in 22 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We anticipate opening 13 new stores in 2007, including three relocations.

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

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 100,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet with an outside selling area. Our large-format stores generally are located with convenient access to a major highway and have a warehouse-style shopping environment characterized by concrete floors, open-bar joist ceilings, high-density racking and wide aisles. To further build upon our brand’s reputation for high quality and exceptional value, we are outfitting certain stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements.

The larger format enables us to offer more products and services to our customers. Most of our large-format stores offer all-terrain vehicles (ATVs). In January 2007, we and Tracker Marine Group, a division of Bass Pro Shops, announced that effective in spring 2007, the popular Tracker Marine Group boat brands will be featured in our stores. Brand offerings will be tailored in each location based on market and store dynamics and customer preferences. For the spring 2007 season, the initial rollout of the Tracker brands will occur in approximately 35 to 40 of our large-format stores. In 2006, approximately 10 stores carried an assortment of fishing and recreational boats. Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. We utilize outside selling areas adjacent to some of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. These increase the efficiency of our stores and also give those products greater visibility. As of February 3, 2007, 55 of our 105 stores were in our large format.

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

General and administrative expenses are monitored and controlled as a percentage of sales. We have made significant investments in infrastructure, including our information systems, distribution capabilities and personnel. Our current infrastructure facilitates our planned opening of stores. We expect these expenses to decrease as a percentage of sales over time.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the statements of operations as a percentage of our sales:

	Fiscal Year Ended
	53 weeks	52 weeks	52 weeks
	February 3,	January 28,	January 29,
	2007(1)	2006	2005
Sales	100%	100%	100%
Cost of goods sold	75.3%	76.1%	74.5%
Gross profit	24.7%	23.9%	25.5%
Operating expenses:
Store operating expenses	18.4%	19.2%	18.9%
General and administrative expenses	4.4%	4.5%	4.3%
Pre-opening expenses	0.4%	0.8%	1.3%
Gain on insurance settlement	(0.2)%	—	—
Gain on contract settlement	—	(0.3)%	—
Income (loss) from operations	1.6%	(0.3)%	1.0%
Interest expense, net	2.1%	1.4%	0.8%
Debt conversion charge	1.0%	—	—
Income (loss) before income taxes	(1.5)%	(1.7)%	0.2%
Income tax provision	—	—	—
Net income (loss)	(1.5)%	(1.7)%	0.2%

(1)          Column does not add due to rounding

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

Fiscal Year Ended February 3, 2007 compared to Fiscal Year Ended January 28, 2006

Sales.   Sales increased by $107.0 million, or 13.3%, to $911.4 million in fiscal 2006 from $804.5 million in fiscal 2005. The increase resulted from sales of $118.4 million from fiscal 2006 and fiscal 2005 new stores not  included in the comparable store sales base, a comparable store sales increase of $2.3 million and a $13.7 million sales decrease from stores closed during 2006 but open during 2005 and changes in other revenue. Our comparable store sales decline of 1.1% is the result of comparing the 53 weeks of fiscal 2006 to 53 weeks, not the actual 52 weeks, for fiscal 2005. In fiscal 2006, we opened eight new stores, including one relocated store, and added 500,000 square feet of retail selling space, a 9.7% increase. During fiscal 2005, we opened 19 new stores, including two relocated stores, and added 1.2 million square feet of retail selling space, a 33% increase.

Comparable store sales decreased 1.1% for fiscal 2006 primarily from weak sales in our first half of fiscal 2006. Comparable store sales in our fiscal third quarter increased 7.4% and were approximately flat in our fiscal fourth quarter at 0.4%. Our fiscal fourth quarter was negatively impacted by particularly warm weather in our northern states in December, which adversely affected apparel and footwear. The slower first half of fiscal 2006 is primarily reflective of (i) reduced spending in advertising and promotions, (ii) our focus on our Everyday Low Price strategy that resulted in fewer promotions to drive customer traffic, and (iii) lower levels of clearance merchandise available to customers. Cannibalization from some of the new store openings and new competition entering some of our markets continues to reduce our overall level of comparable store sales.

Overall, the sales mix for fiscal 2006 was relatively consistent with fiscal 2005 with no product category changing its sales mix more than 1%, except the firearms/ammunition category. Our firearms/ammunition category continues to gain market share with a significant increase in comparable stores sales and increased sales penetration of 170 basis points. The power sports category increased its sales penetration by 60 basis points, driven largely by ATV sales at new large-format stores and increased penetration of boat sales in our second year with this category. The apparel/footwear category experienced a decline in its share of the sales mix, primarily driven by weather factors.

Gross Profit.   Gross profit increased by $32.3 million, or 16.8%, to $224.7 million in fiscal 2006 from $192.4 million in fiscal 2005. As a percentage of sales, gross profit increased 80 basis points to 24.7% in fiscal 2006 from 23.9% in fiscal 2005. The more significant factors primarily affecting gross margin during fiscal year 2006 were:

•       an initial product margin increase of approximately 140 basis points as a result of continued benefits from increasing scale, the positive impact of our Everyday Low Price strategy on our pricing structure, higher penetration of our owned-brand merchandise, and lower clearance inventory coupled with better management of clearance merchandise and pricing,

•       an approximately 40 basis point negative impact from the change in our product mix,

•       an approximately 30 basis point favorable impact from increased co-branded credit card revenues,

•       an approximately 25 basis point favorable impact from improved leverage from distribution costs,

•       an approximately 30 basis point negative impact from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores,

•       an approximately 40 basis point negative impact from reduced vendor discounts for new stores as a result of opening fewer new stores with lower inventories for those new stores, and

•       an approximately 25 basis point negative impact from the continuation in the trend toward higher freight-in costs as fuel prices increased.

Store Operating Expenses.   Store operating expenses increased by $12.9 million, or 8.4%, to $167.5 million in fiscal 2006 from $154.5 million in fiscal 2005. As a percentage of sales, store operating expenses decreased 80 basis points to 18.4% in fiscal 2006 from 19.2% in fiscal 2005. Advertising expense decreased approximately 75 basis points due to our decision to reduce advertising in the first half of the fiscal year and shift a portion of advertising expenditures from print media to local radio in the second half of the fiscal year.

General and Administrative Expenses.   General and administrative expenses increased by $4.4 million, or 12.2%, to $40.4 million in fiscal 2006 from $36.0 million in fiscal 2005. As a percentage of sales, general and administrative expenses decreased 10 basis points to 4.4% in fiscal 2006 from 4.5% in fiscal 2005 primarily as a result of sales leverage from increasing scale and cost controls.

Pre-opening Expenses.   Pre-opening expenses decreased $3.3 million, or 50.5%, to $3.2 million in fiscal 2006 from $6.6 million in fiscal 2005. We opened eight new stores in fiscal 2006 and 19 new stores in fiscal 2005, including relocations. Pre-opening expenses on a per store basis declined slightly due to continued efficiencies in store opening processes and cost control, with the exception of costs related to one significantly larger store.

Gain on Insurance Settlement.   During our third quarter of fiscal 2006, we recorded a gain of $1.4 million in connection with an insurance settlement resulting from flood damage at one of our stores.

Gain on Contract Settlement.   During our first quarter of fiscal 2005, we received a $2.5 million non-recurring payment relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity.

Interest Expense, net.   Interest expense increased by $8.1 million, or 72.8%, to $19.2 million in fiscal 2006 from $11.1 million in fiscal 2005. The increase in interest expense resulted from higher average net borrowings used to fund our growth, including the placement of $20 million of convertible debt in August 2005 and the addition of a $20 million term loan to our credit facility in March 2006. Average interest rates on our credit facility were approximately 200 basis points higher in fiscal 2006 than in fiscal

2005. The interest rate in effect on our credit facility at February 3, 2007 and January 28, 2006 was 7.3% and 6.5%, respectively.

Debt conversion charge.   In December 2006, we completed a private placement of $50 million of our common stock. The purchase price was paid with $30 million in cash and the tender of our outstanding $20 million convertible note in exchange for the issuance of 5,701,255 shares of common stock. In connection with this transaction, we recorded a non-cash charge of $9.0 million representing the fair value of the common shares issued in excess of the shares that were issuable under the original convertible note agreement executed in August 2005.

Income Tax Provision.   We did not record an income tax provision for fiscal 2006 or 2005, due to the uncertainty of the realization of the net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss.   Our net loss was $13.2 million for fiscal 2006, as compared to net loss of $13.3 million for fiscal 2005, due to the factors discussed above.

Fiscal Year Ended January 28, 2006 compared to Fiscal Year Ended January 29, 2005

Sales.   Sales increased by $160.5 million, or 24.9%, to $804.5 million in fiscal 2005 from $644.0 million in fiscal 2004. The increase resulted from sales of $216.0 million from fiscal 2005 and 2004 new stores not included in the comparable store sales base, offset by a comparable store sales decrease of $33.4 million, or 6.0%, and a $22.1 million sales decrease from closed stores and changes in other revenue. In fiscal 2005, we opened 19 new stores, including two relocated stores, and added 1.2 million square feet of retail selling space, a 33% increase.

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

Overall, the sales mix for fiscal 2005 was relatively consistent with fiscal 2004, except for the power sports category, which increased its share of the sales mix, driven largely by ATV sales at new large-format stores and sales of ATV accessories. Our firearms business continued to gain market share, reflecting consistent gains as a percentage of the sales mix. The apparel/footwear category experienced a slight decline in its share of the sales mix, primarily driven by weather factors. Marine accessories sales produced a positive comparable store sales result for the year and an increase in the overall sales mix as a result of the expansion of the marine products offering and our increased focus on that market.

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

General and Administrative Expenses.   General and administrative expenses increased by $8.2 million, or 29.3%, to $36.0 million in fiscal 2005 from $27.9 million in fiscal 2004. As a percentage of sales, general and administrative expenses increased 20 basis points to 4.5% in fiscal 2005 from 4.3% in fiscal 2004. The increase was primarily due to reduced leverage from the comparable stores sales decline and increased legal fees.

Pre-opening Expenses.   Pre-opening expenses decreased $1.6 million, or 20.0%, to $6.6 million in fiscal 2005 from $8.2 million in fiscal 2004. We opened 19 new stores in each of fiscal 2005 and fiscal 2004, including two relocated stores in each year. The reduced pre-opening expenses on a per store basis are due to improved efficiencies in store opening processes and cost control.

Gain on Contract Settlement.   During our first quarter of fiscal 2005, we received a $2.5 million non-recurring payment relating to the termination of our contract with the former provider of our co-branded credit card services in consideration of the lost opportunity.

Interest Expense, net.   Interest expense increased by $6.0 million, or 116.2%, to $11.1 million in fiscal 2005 from $5.1 million in fiscal 2004. The increase in interest expense resulted from higher average net borrowings used to fund our growth during fiscal 2005, including the placement of $20 million in convertible debt in August 2005. Average interest rates on our credit facility were 160 basis points higher in fiscal 2005 than in fiscal 2004. Our average interest rate in effect at January 28, 2006 and January 29, 2005 was 6.5% and 4.3%, respectively.

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

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with the highest sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season. In recent years, the second half of our fiscal years have generated approximately 62% to 65% of our annual sales, including new store sales. In addition, our customers’ demand for our products and therefore our sales can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. Our grand opening activities surrounding our new store openings can also cause fluctuations in sales when compared to operating periods in later months. It is for this reason we include a new store in our comparable store sales base in its fifteenth full month to minimize the effect of grand opening activities.

This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

Our pre-opening expenses have and will continue to vary significantly from quarter to quarter, primarily due to the timing of store openings. We typically incur most pre-opening expenses for a new store during the three months preceding, and the month of, it’s opening. In addition, our labor and operating costs for a newly opened store can be greater during the first one to two months of operation than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Accordingly, the volume and timing of new store openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs and store labor and operating expenses. Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

See Note 18 to our financial statements included in this report for additional information.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, property and equipment and pre-opening expenses to support our new store growth plans and, to the extent of the highly seasonal nature of our business, operating losses. Until the completion of our initial public offering, our main sources of liquidity were equity investments by, and advances from, Holiday Companies and its affiliated entities, and borrowings under our credit facility. The following chart summarizes the principal elements of our cash flow for the past three fiscal years and the number of stores opened during the period.

	Cash Flow Summary
	Fiscal Year Ended
	53 weeks	52 weeks	52 weeks
	February 3,	January 28,	January 29,
	2007	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$604	$(30,279)	$(50,164)
Net cash used in investing activities	(28,291)	(49,477)	(48,532)
Net cash provided by financing activities	27,449	80,303	98,759
Total net (decrease) increase in cash	$(238)	$547	$63
Details of financing activities:
(Repayments) borrowings under credit facility, net	$(6,451)	$60,495	$12,383
Proceeds from sales of common stock, net	29,540	—	96,216
Proceeds from exercise of stock options and stock sales	289	505	—
Proceeds from long term debt	5,300	20,000	—
Reductions in long term debt	(1,229)	(697)	—
Repayments of notes with affiliates	—	—	(9,840)
Net cash provided by financing activities	$27,449	$80,303	$98,759
Store openings, including relocated stores	8	19	19

Net cash provided by operating activities was $0.6 million in fiscal 2006, compared to net cash used in operating activities of approximately $30.3 million in fiscal 2005 and approximately $50.2 million in fiscal 2004.

The overall $30.9 million decrease in net cash used in operating activities in fiscal 2006 compared to fiscal 2005 is primarily due to:

•       a $14.1 million increase in non-cash expenses (depreciation, debt conversion expense and stock-based compensation expense) that increased our net loss but did not require the use of cash, and

•       increased funding of approximately $29.9 million from accounts payable balance increases, due to improved vendor terms and increased ATV, boat and firearm’s inventories that typically carry more favorable payment terms, offset by

•       an increase of $7.9 million in funds used by increased receivables and $7.8 million in funds used by increased prepaid expenses and other assets, driven primarily by growth in our business and increased prepaid rent of $5.0 million, due to the timing of our fiscal 2006 year end.

We also used $3.5 million less for inventory growth in fiscal 2006 as compared to fiscal 2005 due to the opening of only eight new stores in fiscal 2006 versus 19 new stores in fiscal 2005. However, boat and ATV inventory at the end of fiscal 2006 was $11.2 million higher than at the end of fiscal 2005, due to our increasing mix of large-format stores that carry ATVs and the expansion of our boat business, which requires product presentations as early as February in certain stores to prepare for the spring selling season. We also held higher levels of fishing product inventories at the end of fiscal 2006, as part of an effort to have merchandise sets done earlier in our season, with which we have had success in other categories in fiscal 2006.

The $19.9 million decrease in net cash used in operating activities in fiscal 2005 compared to fiscal 2004, partially reflects the lower levels of inventories in the fiscal 2005 new stores as well as the success of our efforts to reduce inventory in all of our stores. The reduced use of cash resulting from the inventory reduction on a per store basis was partially offset by less funding through accounts payable balances, due in part to increased sourcing of foreign product.

Net cash used in investing activities was $28.3 million in fiscal 2006, $49.5 million in fiscal 2005 and $48.5 million in fiscal 2004. Net cash used in investing activities consists entirely of purchases of property and equipment, net of proceeds received from sales of assets and insurance proceeds. We use cash for leasehold improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. We opened 8, 19 and 19 new stores in fiscal 2006, 2005 and 2004, respectively. Purchases of property and equipment also include purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

Net cash provided by financing activities was $27.4 million in fiscal 2006 compared to $80.3 million in fiscal 2005 and $98.8 million in fiscal 2004. The financing activities during these periods were primarily related to financing the increased inventory levels and property and equipment purchases for store openings and, to the extent of the highly seasonal nature of our business, operating losses primarily incurred in the first six to eight months of our fiscal years.

Equity Financing—December 2006

On December 8, 2006, we agreed with the holder of our $20.0 million floating rate convertible subordinated note due August 15, 2010, to amend and restate the note in order to (i) eliminate the right to convert the note into shares of our common stock and to (ii) eliminate the floating rate feature of the note and fix the interest rate at 6.75% per year, a reduction of 25 basis points. The holder of the note was a trust, the annual income beneficiary of which is our chairman, David C. Pratt. Following the amendment of the note, the trust assigned the note to a newly formed limited liability company managed by Mr. Pratt and comprised of certain Pratt family trusts, the current beneficiaries of which are Mr. Pratt or members of his immediate family.

On December 11, 2006, we entered into a stock purchase agreement pursuant to which we sold 5,701,255 shares of our common stock to the Pratt LLC for an aggregate purchase price of $50.0 million, or $8.77 per share. The per share price of the stock purchase was equal to the closing bid price per share of our common stock on the Nasdaq Global market on December 11, 2006. The purchase price for the shares was paid by surrendering the note for cancellation of the $20 million in principal due thereunder and by delivering $30 million in cash for the balance of the purchase price. The net cash proceeds from the stock purchase, after deducting the expenses incurred to complete the deal, were approximately $29.5 million, and were used to reduce outstanding borrowings under our credit facility. The funding of this transaction and issuance of the shares occurred on December 13, 2006.

The modifications to the note and subsequent tendering and cancellation of the note in a short time period, was deemed to be an in-substance conversion and, in effect, represented a modification to the conversion price. Accordingly, we recorded a non-cash debt conversion charge in the amount of $9.0 million. This charge was required because the note was tendered as consideration for equity shares and we issued additional shares beyond the number of shares issuable in the original note agreement. U.S. generally accepted accounting principles require that the resulting incremental 1.03 million shares issued, valued at the $8.77 fair value, be reflected as a debt conversion charge in our statement of operations.

The shares were not registered under the Securities Act of 1933 upon issuance. We are obligated to file a shelf registration statement for resale of the shares and use our best efforts to cause the shelf registration statement to become effective under the Securities Act of 1933 within 420 days after the closing date of the stock purchase.

Placement of Subordinated Unsecured Convertible Note—August 2005

On August 16, 2005, we completed a private offering of a $20 million subordinated unsecured convertible note in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The note was convertible into our common stock at any time by the holder at an initial conversion price of $16.00 per share. The conversion price had no reset feature and adjusted only for dividends, stock divisions or combinations, recapitalizations and similar occurrences. The note had a maturity date of August 16, 2010 and bore interest at 7.0% per annum for the first two years, payable semi-annually. The proceeds from the note were used to reduce the outstanding borrowings under our credit facility. Transaction costs associated with the placement were approximately $85,000. This note was canceled in December 2006 as part of the equity financing described above.

Other Financings

During July 2006, we completed the purchase of an aircraft and financed $5.3 million of the $5.7 million purchase price with a term note. The term note matures in seven years and has a 7.26% fixed annual interest rate. The note is collateralized by the aircraft. We received $2.1 million in proceeds from the sale of the aircraft we replaced.

During fiscal 2006, we purchased information technology equipment totaling $2.4 million financed through capital lease transactions. During fiscal 2004, we purchased property and equipment totaling $11.7 million financed through capital lease transactions. For one particular store location, we entered into a lease containing a bargain-purchase option that is exercisable upon the cancellation of a note obligation by the economic development authority in the region. We capitalized this lease obligation, resulting in the recording of building and equipment of $9.0 million with a corresponding lease obligation of $9.0 million. These capital lease purchases are excluded from the caption “purchases of property and equipment” in our statements of cash flows for fiscal 2006 and fiscal 2004 as they did not require the use of cash.

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

Credit Facility

Background.   To meet our liquidity and capital needs, we entered into a credit facility with Fleet Retail Finance in fiscal 2001. Fleet Retail Finance was subsequently acquired by Bank of America, N.A. As amended in February 2004, this credit facility provided for revolving loans in an aggregate amount of up to $175 million including up to $35 million in the form of letters of credit. In February 2005, we completed an amendment to our credit facility to increase our availability under the facility from $175 million to $225 million and extend the maturity date to June 2009. In September 2005, we exercised our option to increase the facility to $275 million. Availability under the facility may be further increased to $300 million, subject to certain conditions including the absence of default. Other substantive terms of the facility were not materially changed by the February 2005 amendment or the September 2005 increase. In November 2005, we amended our credit facility to adjust the level of EBITDA and operating cash flow covenants, as defined in the credit agreement. The November 2005 amendment also specifies quarterly, rather than annual testing of the operating cash flow covenant beginning on January 28, 2006 and continuing each quarter thereafter.

On March 3, 2006, we amended and restated our credit facility. The principal purpose of the amendment was to add a $20 million term loan to the credit facility. Effective May 25, 2006, we amended our credit facility to adjust the level of the EBITDA covenants for the months of April 2006 through July 2006. The credit facility continues to specify that testing of the EBITDA covenant is required when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also continues to specify quarterly testing of the operating cash flow covenant. Other substantive terms of the agreement were not materially changed in the May 2006 amendment. Effective February 28, 2007, we amended our credit facility in order to have the $30 million of cash received from our December 2006 stock sale be taken into consideration in determining EBITDA, for pricing purposes only, to allow us to borrow at lower interest rates. At the time of the amendment and based on current EBITDA levels at that time, this change resulted in a reduced interest rate of 50 basis points relative to the revolving credit facility. Pricing also was modified on the $20 million term loan, with prime borrowings reduced by 75 basis points and LIBOR borrowings reduced by 125 basis points.

The table below summarizes pertinent information regarding our credit facility as of each of the three fiscal years ending February 3, 2007:

	February 3,	January 28,	January 29,
	2007	2006	2005
	(in thousands)
Revolving credit facility available	$275,000	$275,000	$175,000
Term loan	$20,000	$—	$—
Outstanding borrowings	$168,485	$174,936	$114,441
Outstanding letters of credit	$9,619	$5,120	$4,926
Borrowing availability	$51,299	$18,960	$45,328
Interest rate at year end	7.3%	6.5%	4.3%
Agreement maturity	June 2009	June 2009	June 2007

Term Loan.   In addition to the revolving credit facility, our credit facility includes a $20 million term loan. The amount of the term loan is not deducted in determining availability under the revolving credit facility, except to the extent that the balance of the term loan exceeds approximately 4% to 5% of the eligible borrowing base. The term loan matures on June 30, 2009 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%. This additional financing was obtained to maintain the liquidity levels necessary to fund continued growth and seasonal cash flow needs.

Availability.   The actual availability under the amended credit facility is limited to 85% of eligible credit card receivables plus the lesser of 68% to 75% of eligible inventory or 85% of the inventory’s liquidation value, in each case, net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on our EBITDA, as defined in the credit agreement, or, if we elect, at the one, two, three or six month LIBOR plus 1.50% to 2.25% depending on such EBITDA. Our obligations under the credit facility are secured by interests in substantially all of our assets.

Outstanding borrowings under the credit facility, including the term loan, as of February 3, 2007 and January 28, 2006, were $168.5 million and $174.9 million, respectively. Our total remaining borrowing capacity under the credit facility, after subtracting letters of credit, as of February 3, 2007 and January 28, 2006, was $51.3 million and $19.0 million, respectively.

Covenants.   Financial covenants under the credit facility require that operating cash flow and EBITDA, as defined in the credit agreement, meet certain levels as adjusted over time. The credit facility continues to specify that testing of the EBITDA covenant is required when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also requires quarterly testing of the operating cash flow covenant. The February 2007 amendment also provided that the $30 million raised in our December 2006 stock sale may be utilized in the calculation of the operating cash flow covenant for a 12 month period effective December 2006.

The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of February 3, 2007 and January 28, 2006.

Income Taxes / Net Operating Losses.

We did not record a tax provision for the three fiscal years ending February 3, 2007 due to accumulated operating losses. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

In 2005, we determined that a “change in ownership”, within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005. This change in ownership imposes a limitation on the amount of our net operating losses that we may deduct for tax purposes in any given year. We have federal and state net operating loss carry-forwards of approximately $54.5 million expiring between 2016 and 2026. The amount of our net operating loss carry-forwards subject to the Section 382 limitation was $10.9 million at February 3, 2007. Unrestricted net operating losses carry-forwards were $43.5 million. We do not expect this limitation to materially impact our future tax provision for financial reporting purposes.

Future Capital Requirements

Our future capital requirements will primarily depend on the number of new stores we open, the timing of those openings within a given fiscal year and the need to fund seasonal operating losses. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened 8, 19 and 19 new stores in each of fiscal years 2006, 2005 and 2004, respectively, including one or two relocated/consolidated stores in each year. Our cash used in investing activities was approximately $28 million in fiscal 2006 and approximately $50 million in fiscal 2005 and fiscal 2004. We currently plan to open 13 new stores in fiscal 2007, including three relocations and expect our total capital expenditures in fiscal 2007 to be approximately $40 to $45 million, including capital expenditures to improve certain existing stores. However, business conditions, business strategy or other factors may cause us to adjust these plans. Additional needs for capital include funding seasonal inventory levels, including foreign purchases and seasonal losses from operations.

In 2006, we began a significant effort to upgrade our merchandise and information systems that will provide enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems over the next several years.

We believe that we will be able to service our existing stores from our distribution center through fiscal 2007 and into fiscal 2008. We have undertaken a study to analyze our future distribution requirements. We believe we will need to expand our distribution capabilities in the next two to three years as we continue to add new stores.

Other future capital requirements may include an investment for an expansion into another distribution channel in addition to our retail channel. We can provide no assurances at this time as to the timing of such an expansion, or whether such an expansion will occur.

We intend to satisfy our capital requirements in fiscal 2007 with cash flows from operations, funds available under our credit facility and equipment financing leases. However, if capital requirements for our business strategy change or other factors change our capital requirements, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms. Beyond fiscal 2007, we anticipate needing additional financing to grow our business.

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $168.5 million at February 3, 2007 and $174.9 million at January 28, 2006. If short-term floating interest rates on our average fiscal 2006 and fiscal 2005 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $2.1 million and $1.8 million, respectively, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years. We have not contracted for any derivative financial instruments. We have no international sales, however, we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended February 3, 2007. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table contains supplemental information regarding our total contractual obligations as of February 3. 2007:

	Payments due by pay period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases(1)	$684,029	$56,586	$119,000	$116,460	$391,983
Purchase obligations(2)	12,567	11,820	707	40	—
Capital lease obligations(3)	15,537	1,975	3,075	1,772	8,715
Long-term debt(4)	7,296	581	1,162	1,162	4,391
Total	$719,429	$70,962	$123,944	$119,434	$405,089

(1)          Includes store-operating leases, which generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent. These obligation amounts include future minimum lease payments and exclude direct operating costs. In accordance with U.S. generally accepted accounting principles, these obligations are not recorded in our financial statements.

(2)          In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations. In accordance with U.S. generally accepted accounting principles, these obligations are not recorded in our financial statements.

These obligations include standby and documentary letters of credit outstanding in connection with the importing of merchandise, as well as for insurance purposes. Also includes other obligations for miscellaneous goods and services acquired, related primarily to marketing, advertising and information technology obligations.  In accordance with U.S. generally accepted accounting principles, these obligations are not recorded in our financial statements.

(3)          Includes the payment obligation associated with the capital lease of one of our stores, which provides for a maximum $150,000 payment quarterly for 20 years from lease inception. The payment obligation is reflected herein with interest to be paid. This obligation will be reduced by allowable sales tax credits as defined in the related development agreement. We can not estimate the amounts of these future credits, and accordingly, have not reduced payment obligations by any allowable credits. These obligations also include capital leases for certain information technology equipment.

(4)          In July 2006, we completed the purchase of an aircraft and financed $5.3 million of the $5.7 million purchase price with a term note. The term note matures in seven years and has a 7.26% fixed annual interest rate. The payment obligation is reflected herein with interest to be paid.

Impact of Recent Accounting Pronouncements

2006 Adoptions:

SFAS No. 123R—Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in our financial statements for granted, modified, or settled stock options and for expense related to our employee stock purchase plan. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

The amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period. As a result of adopting SFAS 123R, our income from operations and net loss for fiscal year 2006 were negatively impacted by $1.3 million. Basic and diluted loss per share for fiscal year 2006 is $.09 higher than under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. There was no impact on cash flows.

As of February 3, 2007, there was approximately $2.4 million of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.4 years.

EITF No. 06-3—In March 2006, the Financial Accounting Standards Board’s Emerging Issues Task Force released Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our statement of operations and have adopted to continue that policy.

SAB No. 108—In September 2006, the Securities and Exchange Commission  issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for fiscal 2006. The adoption of this statement did not have a material impact on our results of operations, cash flows or financial position.

2007 and Future Adoptions:

FIN 48—In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on net earnings, cash flows or financial position.

SFAS No. 157—In September 2006, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, as the Financial Accounting Standards Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial position and results of operations.

SFAS No. 159—In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial

Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 159 will have on our financial position and results of operations.

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

Costs Associated with Exit Activities

The calculation of our location-closing liability requires us to make assumptions and to apply judgment regarding the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income.

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

ITEM 7A.             QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $168.5 million at February 3, 2007 and $174.9 million at January 28, 2006. If short-term floating interest rates on the average fiscal 2006 and fiscal 2005 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $2.1 million and $1.8 million, respectively, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years. We have not contracted for any derivative financial instruments. We have no international sales, however, we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal controls, no matter how well designed, have inherent limitations. Therefore, even those controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our company’s internal control over financial reporting was effective as of February 3, 2007.

Management’s assessment of internal control over financial reporting as of February 3, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows.

/s/ MARK R. BAKER
Mark R. Baker
Chief Executive Officer and President
/s/ ROBERT J. VOLD
Robert J. Vold
Senior Vice President, Chief Financial Officer and Treasurer
April 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Gander Mountain Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gander Mountain Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Gander Mountain Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gander Mountain Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gander Mountain Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Gander Mountain Company as of February 3, 2007, and January 28, 2006, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007, of Gander Mountain Company, and our report dated April 16, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
April 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

We have audited the accompanying balance sheets of Gander Mountain Company as of February 3, 2007, and January 28, 2006, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of Gander Mountain Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gander Mountain Company at February 3, 2007, and January 28, 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2006, Gander Mountain Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gander Mountain Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 16, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
April 16, 2007

Gander Mountain Company
Balance Sheet
(In Thousands)

	February 3,	January 28,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,342	$1,580
Accounts receivable	10,337	7,215
Inventories	349,120	308,395
Prepaids and other current assets	10,681	4,557
Total current assets	371,480	321,747
Property and equipment, net	144,439	132,447
Other assets, net	5,698	4,736
Total assets	$521,617	$458,930
Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$168,485	$174,936
Accounts payable	62,868	35,465
Accrued and other current liabilities	48,032	41,082
Current maturities of long term debt	1,677	697
Total current liabilities	281,062	252,180
Unsecured convertible note payable	—	20,000
Long term debt	16,421	10,953
Other long term liabilities	27,343	25,972
Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 20,027,788 and 14,285,287 shares issued and outstanding)	200	143
Additional paid-in-capital	252,408	192,257
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(51,717)	(38,475)
Total shareholders' equity	196,791	149,825
Total liabilities and shareholders' equity	$521,617	$458,930

See notes to financial statements

Gander Mountain Company
Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	53 weeks	52 weeks	52 weeks
	February 3,	January 28,	January 29,
	2007	2006	2005
Sales	$911,438	$804,474	$644,014
Cost of goods sold	686,722	612,029	479,662
Gross profit	224,716	192,445	164,352
Operating expenses:
Store operating expenses	167,456	154,542	121,575
General and administrative expenses	40,433	36,049	27,876
Pre-opening expenses	3,245	6,555	8,194
Gain on insurance settlement	(1,400)	—	—
Gain on contract settlement	—	(2,500)	—
Income (loss) from operations	14,982	(2,201)	6,707
Interest expense, net	19,187	11,106	5,137
Debt conversion charge	9,037	—	—
(Loss) income before income taxes	(13,242)	(13,307)	1,570
Income tax provision	—	—	—
Net (loss) income	(13,242)	(13,307)	1,570
Less preferred stock dividends	—	—	4,305
Loss applicable to common shareholders	$(13,242)	$(13,307)	$(2,735)
Basic and diluted loss applicable to common shareholders per share	$(0.88)	$(0.93)	$(0.25)
Weighted average common shares outstanding	15,100	14,257	11,092

See notes to financial statements

Gander Mountain Company
Statements of Cash Flows
(In thousands)

	Fiscal Year
	53 weeks	52 weeks	52 weeks
	February 3,	January 28,	January 29,
	2007	2006	2005
Operating activities
Net (loss) income	$(13,242)	$(13,307)	1,570
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	22,829	18,754	12,213
Debt conversion charge	9,037	—	—
Stock-based compensation expense	1,343	319	21
(Gain) loss on disposal of assets	(700)	389	955
Change in operating assets and liabilities:
Accounts receivable	(5,722)	2,132	(2,737)
Inventories	(40,725)	(44,257)	(83,777)
Prepaid expenses and other assets	(7,940)	(119)	(2,544)
Accounts payable and other liabilities	35,724	5,810	24,135
Net cash provided by / (used) in operating activities	604	(30,279)	(50,164)
Investing activities
Purchases of property and equipment	(36,488)	(60,320)	(48,532)
Proceeds from insurance settlement	6,097	—	—
Proceeds from sales of assets	2,100	10,843	—
Net cash used in investing activities	(28,291)	(49,477)	(48,532)
Financing activities
(Repayments) borrowings under credit facility, net	(6,451)	60,495	12,383
Proceeds from sales of common stock, net	29,540	—	96,216
Proceeds from exercise of stock options and stock sales	289	505	—
Proceeds from long term debt	5,300	20,000	—
Reductions in long term debt	(1,229)	(697)	—
Repayments of notes with affiliates	—	—	(9,840)
Net cash provided by financing activities	27,449	80,303	98,759
Net (decrease) / increase in cash	(238)	547	63
Cash, beginning of period	1,580	1,033	970
Cash, end of period	$1,342	$1,580	$1,033

See Notes to financial statements

Gander Mountain Company

Statements of Shareholders’ Equity

(In Thousands, Except Share Data)

Class A,
Class B, and						Notes
Class C		Class B				Receivable
Convertible	Class A	Nonvoting			Additional	From		Total
Preferred Stock	Common Stock	Common	Common Stock		Paid-in	Share-	Accumulated	Shareholders’
Shares $	Shares $	Shares $	Shares	$	Capital	holders	Deficit	Equity

Balance, January 31, 2004	202,332	$2	544,320	$5	428,928	$4	—	$—	$95,325	$(4,100)	$(26,738)	$64,498
Net income	—	—	—	—	—	—	—	—	—	—	1,570	1,570
Recapitalization	(202,332)	(2)	(544,320)	(5)	(428,928)	(4)	7,638,175	76	(65)	—	—	—
Issuance of Common Stock							6,583,750	66	96,150			96,216
Non-employee stock option grant	—	—	—	—	—	—	—	—	24	—	—	24
Balance, January 29, 2005	—	$—	—	$—	—	$—	14,221,925	$142	$191,434	$(4,100)	$(25,168)	$162,308
Net loss	—	—	—	—	—	—	—	—	—	—	(13,307)	(13,307)
Exercise of stock options	—	—	—	—	—	—	35,000	0.4	290	—	—	291
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	28,362	0.3	214	—	—	214
Stock option expense	—	—	—	—	—	—	—	—	319	—	—	319
Balance, January 28, 2006	—	$—	—	$—	—	$—	14,285,287	$143	$192,257	$(4,100)	$(38,475)	$149,825
Net loss	—	—	—	—	—	—	—	—	—	—	(13,242)	(13,242)
Exercise of stock options	—	—	—	—	—	—	3,637	—	24	—	—	24
Stock purchase agreement	—	—	—	—	—	—	5,701,255	57	58,518	—	—	58,575
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	37,609	0.4	266	—	—	266
Stock option expense	—	—	—	—	—	—	—	—	1,343	—	—	1,343
Balance, February 3, 2007	—	$—	—	$—	—	$—	20,027,788	$200	$252,408	$(4,100)	$(51,717)	$196,791

See notes to financial statements

Gander Mountain Company
Notes to Financial Statements

Note 1.   Nature of Business

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. Since its origin in 1960, the Company’s brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. The Company’s core strategy and focus is to provide its target customer with a unique retail experience founded upon the Company’s “We Live Outdoors” culture and theme. The Company is transforming its market position from a traditional specialty store to a large-format, category-focused store by opening large-format stores and increasing the selling space within its existing stores. The large-format strategy has allowed the Company to offer its customers a broader and deeper assortment of merchandise. The Company offers competitively priced hunting, fishing, camping and boating equipment, accessories and related technical apparel and footwear, as well as gunsmith, archery, ATV and marine services. Its stores feature national, regional and local brands as well as its owned brands, and the Company’s associates provide knowledgeable customer service.

As of February 3, 2007, the Company owned and operated 105 stores in 22 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Tennessee, Virginia, West Virginia and Wisconsin.

Given the economic characteristics of the store format, the similar nature of products sold, and the type of customer and method of distribution, the operations of the Company are one reportable segment. The following table shows the Company’s sales during the past three fiscal years by product category:

	Fiscal	Fiscal	Fiscal
Category	2006	2005	2004
Hunting	45.7%	43.2%	42.1%
Fishing and Marine	14.7%	15.6%	16.3%
Camping, Paddlesports and Backyard Equipment	6.7%	7.2%	8.2%
Apparel and Footwear	25.2%	26.4%	26.9%
Powersports and Other	7.7%	7.6%	6.5%
Total	100%	100%	100%

Fiscal Year—The Company’s year-end is the Saturday closest to the end of January, electing a 52 or 53 week year. The fiscal year ended February 3, 2007 (fiscal 2006) included 53 weeks. The fiscal years ending January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004) included 52 weeks.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income, cash flows, or financial position.

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

The Company also has amounts due from vendors for returned products and certain vendor allowances reflected as reductions in accounts payable in the Company’s balance sheets because the Company has the right of offset against amounts owed to vendors for merchandise purchases. An allowance is recognized for these receivables in an amount equal to the anticipated future write-offs based on historical experience and other factors. The allowances for these amounts due to the Company were $150,000, $970,000 and $524,000 as of February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

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

Leasehold improvements are amortized over the shorter of their useful life or the initial lease term of the lease, without considering renewal periods. The Company will include a renewal period in determining the amortizable life of leasehold improvements in situations where a material investment in a leased property is made substantially after the initial lease term has begun. The Company will consider the number of years remaining on the initial lease term and other circumstances as appropriate. Estimated useful lives by major asset category are as follows:

Asset Category	Life (in years)
Building	40
Furniture and equipment	7-10
Leasehold improvements	Initial lease term
Computer software and hardware	3-8

Long-Lived Assets—All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows to be generated by those assets are less than the carrying value of the asset. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value. Fair value is based on appraisals or other reasonable methods to estimate value. The Company follows the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Goodwill—Goodwill represents the excess of purchase price over fair value of net assets acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be tested annually for impairment in the same manner as other long-lived assets. The Company tested its goodwill in the fourth quarters of fiscal 2006, 2005 and 2004 and no impairment recognition was required based on those tests.

Stock-Based Compensation—Effective January 29, 2006, the Company adopted the fair-value recognition provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under the Company’s employee stock purchase plan. The Company adopted the provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the Company’s financial statements for granted, modified, or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

Through fiscal 2005, the Company had continued to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, any compensation cost for stock options was measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s option exercise price.

Net Income (Loss) per Share—Statement of Financial Accounting Standards No. 128, Earnings per Share (EPS), requires dual presentation of basic EPS and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible securities.

Outstanding options and convertible securities to purchase shares of the Company’s common stock were not included in the diluted EPS calculation for all years presented in the financial statements, as they were antidilutive. The shares of common stock subject to potential issuance as a result of these outstanding securities totaled 3,945,475, 4,930,804 and 2,237,327, as of February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

The potential 4,930,804 shares issuable as of January 28, 2006 included 1,250,000 shares that were issuable upon conversion of the subordinated unsecured convertible note. This convertible note was no longer outstanding as of February 3, 2007.

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

The Company offers a co-branded credit card to its customers through a third party who manages the program and directly extends the credit. In exchange for providing access to customers, the Company receives royalties for each activated account and rebates for customer purchases in Gander Mountain and non-Gander Mountain stores. These revenues are recognized when earned and included in sales in the accompanying statement of operations. The estimated cost of discounts offered in conjunction with the credit card program is recognized as a reduction of sales as customers earn the discounts. In February 2005, the co-branded credit card program that commenced in fiscal 2003 was terminated by mutual agreement. In March 2005, the Company received $2,500,000 relating to the termination of its contract with the former provider. This payment to the Company is reflected as a separate line item in the accompanying statement of operations for fiscal 2005. In October 2005, the Company launched a new co-branded credit card with similar provisions and features through a new third party provider.

Revenues from cash received from gift certificates and gift cards are deferred and are recognized when redeemed for merchandise. Prior to their redemption, the gift certificates and gift cards are recorded as a liability.

Vendor Incentives—The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates, new store purchases, cooperative advertising allowances, and other purchase discounts. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under this guidance, the presumption is that cash consideration received from a vendor should be classified as a reduction of cost of sales when the inventory is sold. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor’s product, the cost should be characterized as a reduction of the cost incurred.

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

Leases—The Company leases all of its store locations. The Company accounts for its leases under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, subsequent amendments, and appropriate ETIF guidance, which require that the Company’s leases be evaluated and classified as operating or capital leases for financial reporting purposes. All store leases, except for one, are treated as operating leases for financial reporting purposes.

Certain leases have scheduled rent increases. In addition, certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rent expense for rent escalations and rent holidays on a straight-line basis over the initial term of the lease (or useful life if applicable), beginning on the earlier of the commencement date of the lease or the date when the Company takes possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise. Certain leases also stipulate that additional rent is paid when sales at those leased stores exceed a specified threshold. The additional rent expense under these leases was not material in any fiscal years presented.

The Company typically receives tenant improvement allowances from the property landlord to fund leasehold improvements. The Company records these allowances in a deferred rent liability account. These credits are amortized on a straight-line basis, as a reduction to rent expense, over the same period as rent expense described above.

Extended Warranty Program—The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold. In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties.

The Company offers a limited extended warranty program primarily for firearms. Customers can purchase one year of coverage above and beyond the manufacturer’s warranty period. Under the terms of the warranty program, revenue has been deferred and is recognized over the contractual period of the program. The deferred revenue amount for warranties at February 3, 2007, January 28, 2006, and January 29, 2005 was $1,182,000, $824,000, and $467,000, respectively.

Store Closures—In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for closing expenses when these liabilities are incurred. Reserves for store closures are established by calculating the present value of the remaining lease obligation, if any, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with these costs are reflected in “Store operating expenses” on the accompanying statement of operations. The remaining lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line rent. Store furniture and equipment are either transferred at historical cost to another location, written down to their net realizable value and sold or written down to zero if the Company does not expect to transfer or sell the assets. When a store is identified for closure, the amortization of store leasehold improvements is accelerated over the estimated remaining life of the store. Charges to store operating expenses totaled $180,000, $1,303,000, and $108,000 in fiscal 2006, 2005 and 2004, respectively.

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

Based on guidance and views published by the Commission, the Company records the extinguishment of unredeemed gift card liabilities as revenue in the accompanying statement of operations. Unredeemed gift cards recorded as revenue as described above totaled $1,247,000, $1,035,000 and $1,874,000 in fiscal 2006, 2005 and 2004, respectively.

Advertising Costs—Advertising costs are expensed as incurred and included in store operating expenses in the accompanying statement of operations. Gross advertising expense was $23,004,000, $27,248,000, and $27,189,000 for fiscal years 2006, 2005 and 2004, respectively. Certain advertising allowances received from non-merchandise vendors are recorded as a reduction to advertising expense and were $147,000, $1,033,000 and $1,080,000 for fiscal years 2006, 2005 and 2004, respectively. Included in “Prepaids and other current assets” in the Company’s balance sheet are prepaid advertising expenses of $1,384,000 and $1,002,000 as of February 3, 2007 and January 28, 2006, respectively.

Store Pre-opening Expenses—All start-up costs, such as payroll, rent, travel, and marketing costs, associated with the opening of new stores are expensed as incurred.

Income Taxes—Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities at currently enacted tax rates. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments approximate fair value at February 3, 2007 and January 28, 2006.

Software Implementation Costs—The Company capitalizes labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of the software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In fiscal 2006, the Company recorded approximately $967,000 in all costs for its significant software implementation project, including $78,000 in labor costs. There were no significant software implementation costs in either fiscal 2005 or fiscal 2004.

Recent Accounting Pronouncements—are as follows:

FIN 48—In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on net earnings, cash flows or financial position.

SFAS No. 157—In September 2006, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, as the Financial Accounting Standards Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position and results of operations.

SAB No. 108—In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for fiscal 2006. The adoption of this statement did not have a material impact on the Company’s results of operations, cash flows or financial position.

SFAS No. 159—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of fiscal 2008. The Company are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on  its financial position and results of operations.

Note 3.   Credit Facility

Background.   To meet the Company’s liquidity and capital needs, it entered into a credit facility with Fleet Retail Finance in fiscal 2001. Fleet Retail Finance was subsequently acquired by Bank of America, N.A. As amended in February 2004, this credit facility provided for revolving loans in an aggregate amount of up to $175 million including up to $35 million in the form of letters of credit. In February 2005, the Company completed an amendment to the credit facility to increase availability under the facility from $175 million to $225 million and extend the maturity date to June 2009. In September 2005, the Company exercised its option to increase the facility to $275 million. Availability under the facility may be further increased to $300 million, subject to certain conditions including the absence of default. Other substantive terms of the facility were not materially changed by the February 2005 amendment or the September 2005 increase. In November 2005, the Company amended the credit facility to adjust the level of EBITDA and operating cash flow covenants, as defined in the credit agreement. The November 2005 amendment also specifies quarterly, rather than annual testing of the operating cash flow covenant beginning on January 28, 2006 and continuing each quarter thereafter.

On March 3, 2006, the Company amended and restated its credit facility. The principal purpose of the amendment was to add a $20 million term loan to the credit facility. Effective May 25, 2006, the Company amended the credit facility to adjust the level of the EBITDA covenants for the months of April 2006 through July 2006. The credit facility continues to specify that testing of the EBITDA covenant is required when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also continues to specify quarterly testing of the operating cash flow covenant. Other substantive terms of the agreement were not materially changed in the May 2006 amendment. Effective February 28, 2007, the Company amended the credit facility in order to have the $30 million of cash received from its December 2006 stock sale taken into consideration in determining EBITDA, for pricing purposes only, to allow the Company to borrow at lower interest rates. At the time of the amendment and based on current EBITDA levels at that time, this change resulted in a reduced interest rate of 50 basis points relative to the revolving credit facility. Pricing also was modified on the $20 million term loan, with prime borrowings reduced by 75 basis points and LIBOR borrowings reduced by 125 basis points.

The table below summarizes pertinent information regarding the Company’s credit facility as of each of the three fiscal years ending February 3, 2007:

	February 3,	January 28,	January 29,
	2007	2006	2005
	(in thousands)
Revolving credit facility available	$275,000	$275,000	$175,000
Term loan	$20,000	$—	$—
Outstanding borrowings	$168,485	$174,936	$114,441
Outstanding letters of credit	$9,619	$5,120	$4,926
Borrowing availability	$51,299	$18,960	$45,328
Interest rate at year end	7.3%	6.5%	4.3%
Agreement maturity	June 2009	June 2009	June 2007

Term Loan.   In addition to the revolving credit facility, the Company’s credit facility includes a $20 million term loan. The amount of the term loan is not deducted in determining availability under the revolving credit facility, except to the extent that the balance of the term loan exceeds approximately 4% to 5% of the eligible borrowing base. The term loan matures on June 30, 2009 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%. This additional financing was obtained to maintain the liquidity levels necessary to fund continued growth and seasonal cash flow needs.

Availability.   The actual availability under the amended credit facility is limited to 85% of eligible credit card receivables plus the lesser of 68% to 75% of eligible inventory or 85% of the inventory’s liquidation value, in each case, net of specified reserves and less any letters of credit outstanding. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate plus 0% to 0.5% depending on the Company’s EBITDA, as defined in the credit agreement, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.50% to 2.25% depending on this EBITDA. The Company’s obligations under the credit facility are secured by interests in substantially all of its assets.

Outstanding borrowings under the credit facility, including the term loan, as of February 3, 2007 and January 28, 2006, were $168.5 million and $174.9 million, respectively. The Company’s total remaining borrowing capacity under the credit facility, after subtracting letters of credit, as of February 3, 2007 and January 28, 2006, was $51.3 million and $19.0 million, respectively.

Covenants.   Financial covenants under the credit facility require that operating cash flow and EBITDA, as defined in the credit agreement, meet certain levels as adjusted over time. The credit facility continues to specify that testing of the EBITDA covenant is required when the Company’s availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also requires quarterly testing of the operating cash flow covenant. The February 2007 amendment also provided that the $30 million raised in the Company’s December 2006 stock sale may be utilized in the calculation of the operating cash flow covenant for a 12 month period effective December 2006.

The credit facility also contains other covenants that, among other matters, restrict the Company’s ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of February 3, 2007 and January 28, 2006.

Note 4.   Equity Financing

On December 8, 2006, the Company agreed with the holder of its $20.0 million floating rate convertible subordinated note due August 15, 2010 to amend and restate the note in order to (i) eliminate the right to convert the note into shares of the Company’s common stock and to (ii) eliminate the floating rate feature of the note and fix the interest rate at 6.75% per year, a reduction of 25 basis points. The holder of the note was a trust, the annual income beneficiary of which is the Company’s chairman, David C. Pratt.   Following the amendment of the note, the trust assigned the note to a newly formed limited liability company managed by Mr. Pratt and comprised of certain Pratt family trusts, the current beneficiaries of which are Mr. Pratt or members of his immediate family.

On December 11, 2006, the Company entered into a stock purchase agreement pursuant to which it sold 5,701,255 shares of its common stock to the Pratt LLC for an aggregate purchase price of $50.0 million, or $8.77 per share. The per share price of the stock purchase was equal to the closing bid price per share of the Company’s common stock on the Nasdaq Global Market on December 11, 2006. The purchase price for the shares was paid by surrendering the note for cancellation of the $20 million in principal due thereunder and by delivering $30 million in cash for the balance of the purchase price. The net proceeds from the stock purchase, after deducting the expenses incurred to complete the deal, were approximately $29.5 million, and were used to reduce outstanding borrowings under the Company’s credit facility. The funding of this transaction and issuance of the shares occurred on December 13, 2006.

The modifications to the note and subsequent tendering and cancellation of the note in a short time period, was deemed to be an in-substance conversion and, in effect, represented a modification to the conversion price. Accordingly, the Company recorded a non-cash debt conversion charge in the amount of $9.0 million. This charge was required because the note was tendered as consideration for equity shares and we issued additional shares beyond the number of shares issuable in the original note agreement. U.S.

generally accepted accounting principles require that the resulting incremental 1.03 million shares issued, valued at the $8.77 fair value, be reflected as a debt conversion charge in the Company’s statement of operations.

The shares were not registered under the Securities Act of 1933 upon issuance. The Company is obligated to file a shelf registration statement for resale of the shares and use its best efforts to cause the shelf registration statement to become effective under the Securities Act of 1933 within 420 days after the closing date of the stock purchase.

Note 5.   Placement of Convertible Debt

On August 16, 2005, the Company completed a private offering of a $20 million subordinated unsecured convertible note in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. The note was convertible into common stock at any time by the holder at an initial conversion price of $16.00 per share. The conversion price had no reset feature and adjusted only for dividends, stock divisions or combinations, recapitalizations and similar occurrences. The note had a maturity date of August 16, 2010 and bore interest at 7.0% per annum for the first two years, payable semi-annually. The proceeds from the note were used to reduce the outstanding borrowings under the Company’s credit facility. Transaction costs associated with the placement were approximately $85,000. This note was canceled in December 2006 as part of the equity financing described in note 4 above.

Note 6.   Shareholders’ Equity

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

Preferred Stock—The Company’s 5,000,000 authorized shares of preferred stock can be issued in one or more series and with the designation and preferences for each series as are stated in the corporate resolutions providing for these preferences and designations, adopted by the Company’s board of directors. The Company’s articles of incorporation authorize its board of directors to determine the voting, dividend, redemption and liquidation preferences and limitations pertaining to the series. The board of directors, without shareholder approval, may issue preferred stock with voting rights and other rights that could adversely affect the voting power of the holders of the Company’s common stock and could have certain anti-takeover effects. The Company has no present plans to issue any shares of preferred stock.

Note 7.   Stock-Based Compensation

Plans—The Company provides to it’s employees, including executive management and members of the Company’s board of directors, stock-based compensation awards as a long-term incentive. The Company has issued options to purchase shares of common stock at various times and under different stock option plan and non-plan programs.

In February 2004, the Company adopted the 2004 Omnibus Stock Plan, which, as amended, authorizes the granting of stock-based awards up to 4,000,000 shares of common stock. This plan was originally approved by shareholders in March 2004 and an amendment and restatement of this plan, including an increase in the number of available shares, was approved by shareholders in June 2005. Under this plan, awards may be made to employees, directors, and consultants. The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of February 3, 2007, there were 2,906,205 options to purchase common stock outstanding, with a weighted average exercise price of $10.70 and a weighted average remaining life of 8.3 years. The options granted under this plan, for which the vesting was not accelerated, typically vest in three equal annual increments from the date of grant.

In February 2002, the Company implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of February 3, 2007, there were 141,918 options outstanding under this plan to purchase the Company’s common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for its common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time. The options have a 10-year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the Company meeting the targeted stock price of $32.06 per share at a fiscal year end. The exercise price is $4.47 per share. The Company is no longer authorized to grant any awards under the 2002 Stock Option Plan.

Certain approved awards were granted in fiscal 1998 and fiscal 2002 and were not under a specific option plan program. As of February 3, 2007, the Company has outstanding 897,352 options to purchase common stock from these non-plan awards.

As of February 3, 2007, there were a total of 3,945,475 options to purchase common stock outstanding, under all of the Company’s stock option plans and non-plan stock options, with a weighted average exercise price of $10.16 and a weighted average remaining life of 7.4 years.

Stock-Based Compensation Expense—Under SFAS 123R, the amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period. As a result of adopting SFAS 123R, the Company’s net income from operations and net loss for fiscal year 2006 were negatively impacted by $1.3 million. Basic and diluted loss per share for fiscal year 2006 is $.09 higher than under APB No. 25. There was no impact on cash flows.

The table below illustrates the effect on the Company’s net loss and net loss per share applicable to common shareholders as if it had applied the fair value recognition provisions of SFAS No. 123R to stock-

based employee compensation for each of the three fiscal years in the period ended February 3, 2007 (in thousands, except per share data).

	February 3,	January 28,	January 29,
	2007	2006	2005
Net loss applicable to common shareholders, as reported	$(13,242)	$(13,307)	$(2,735)
Add: Stock-based employee compensation expense in reported net loss applicable to common shareholders	1,239	242	—
Deduct: Stock-based employee compensation expense determined under the fair value method	(1,239)	(12,862)	(2,973)
Pro forma net loss applicable to common shareholders	$(13,242)	$(25,927)	$(5,708)
Loss per common share:
Basic and diluted—as reported	$(0.88)	$(0.93)	$(0.25)
Basic and diluted—pro forma	$(0.88)	$(1.82)	$(0.51)
Weighted average common shares outstanding	15,100	14,257	11,092

For purposes of determining the estimated fair value of stock-based payment awards on the date of grant under SFAS 123R, the Company uses the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that involve judgement. Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can affect the fair value estimate materially, the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock options. The Company will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time. These changes could result in modifications to these assumptions and methodologies and thereby materially impact the Company’s fair value determination. The fair value of each option grant under the Black-Scholes option-pricing model was based on the following assumptions:

	February 3,	January 28,	January 29,
	2007	2006	2005
Average risk-free interest rate	4.69%	4.15%	3.59%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	50%	50%	50%
Expected life of stock options (years)	5	5	5

A summary of the activity of the Company’s stock option plans for each of the three fiscal years in the period ended February 3, 2007 is presented below:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding—beginning of year	3,680,804	$10.84	2,237,327	$12.53	1,061,837	$7.68
Granted	705,709	6.89	1,799,936	8.95	1,264,678	16.66
Exercised	(3,637)	6.67	(35,000)	8.28	—	—
Forfeited	(437,401)	10.72	(321,459)	12.25	(89,188)	13.38
Outstanding—end of year	3,945,475	$10.16	3,680,804	$10.84	2,237,327	$12.53
Weighted-average fair value of options granted during the year		$3.38		$4.22		$7.92
Aggregate intrinsic value of options exercised		$9,975		$94,000		$—

The following tables summarize information about stock options outstanding, including those issued to management and other executives, as of February 3, 2007:

	All Options Outstanding
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
Range of Exercise Prices	Outstanding	Price	Value	Life
$ 4.47 - 7.99	1,194,572	$5.85	$5,111,569	8.6 Years
8.00 - 11.99	1,833,175	9.61	1,672,690	6.7 Years
12.00 - 15.99	64,600	12.90	—	7.8 Years
16.00 - 19.99	693,828	16.00	—	7.2 Years
20.00 - 23.99	119,300	21.46	—	7.5 Years
24.00 - 24.40	40,000	24.40	—	7.2 Years
$ 4.47 - 24.40	3,945,475	$10.16	$6,784,260	7.4 Years

	Currently Exercisable
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
Range of Exercise Prices	Outstanding	Price	Value	Life
$ 4.47 - 7.99	180,486	$5.63	$812,662	8.8 Years
8.00 - 11.99	1,668,842	9.71	1,399,241	6.4 Years
12.00 - 15.99	64,600	12.90	—	7.8 Years
16.00 - 19.99	693,828	16.00	—	7.2 Years
20.00 - 23.99	119,300	21.74	—	7.5 Years
24.00 - 24.40	40,000	24.40	—	7.2 Years
$ 4.47 - 24.40	2,767,056	$11.82	$2,211,902	6.9 Years

As of February 3, 2007, there was approximately $2.4 million of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.4 years.

Accelerated Vesting—On two separate occasions in fiscal 2005, the compensation committee of the Company’s board of directors approved the acceleration of vesting for certain outstanding options to purchase common stock, that had exercise prices greater than $10.53, relative to the March 2005 acceleration, and $5.69, relative to the November 30, 2005 acceleration, the closing prices of the Company’s common stock on those dates. In total, the Company accelerated options to purchase approximately 2,696,000 shares of common stock.

As a result of the accelerations, all of these options became fully exercisable and will remain exercisable through their respective termination dates, which vary, but do not extend past 2015.

Note 8.   Selected Balance Sheet Information  (in thousands)

	February 3,	January 28,
	2007	2006
Property and equipment consists of :
Building	$6,972	$6,972
Furniture and equipment	112,192	95,746
Leasehold improvements	61,196	52,036
Computer software and hardware	39,688	34,219
	220,048	188,973
Less: Accumulated depreciation and amortization	(75,609)	(56,526)
Property and equipment, net	$144,439	$132,447

Depreciation and amortization expense for property and equipment, including property under capital leases, totaled $21,975,000, $18,233,000, and $11,656,000 for fiscal 2006, 2005 and 2004, respectively   As of February 3, 2007 and January 28, 2006, the cost of assets recorded under capital leases was $13,784,000 and $11,408,000, respectively, with related accumulated depreciation of $1,304,000 and $1,117,000, respectively.

	February 3,	January 28,
	2007	2006
Other assets consists of:
Goodwill	$4,380	$4,380
Deferred loan costs	5,346	4,618
Other	1,099	10
	10,825	9,008
Less: Accumulated amortization	(5,127)	(4,272)
Other assets, net	$5,698	$4,736

As of February 3, 2007 and January 28, 2006,  accumulated amortization of goodwill was $1,543,000. As of February 3, 2007 and January 28, 2006, accumulated amortization of deferred loan costs was $3,584,000 and $2,730,000, respectively.

	February 3,	January 28,
	2007	2006
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$25,616	$23,413
Payroll and related fringe benefits	6,456	4,183
Sales, property and use taxes	5,530	3,436
Lease related costs	1,325	1,232
Insurance reserves and liabilities	2,014	1,453
Interest	391	1,235
Due-to-related parties	22	89
Other accruals and current liabilities	6,678	6,041
Accrued and other current liabilities	$48,032	$41,082

	February 3,	January 28,
	2007	2006
Long term debt consists of:
Capitalized lease obligations	11,428	10,953
Term note	4,993	—
Long term debt	$16,421	$10,953

	February 3,	January 28,
	2007	2006
Other long-term liabilities consist of:
Deferred rent	$25,310	$24,288
Insurance reserves and other liabilities	2,033	1,684
Other long-term liabilities	$27,343	$25,972

Note 9.   Self-Insurance Reserves

The Company is self-insured for a portion of its workers’ compensation, health, general, auto, and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering the frequency and severity of claims, claim development history and settlement practices. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions and historical trends. As of February 3, 2007 and January 28, 2006, these reserves were $2,355,000 and $1,876,000, respectively, and were included in accrued liabilities and other long term liabilities in the balance sheet. The Company’s liability for workers compensation is discounted as payments are projected to be made over an extended period of time. Prior to fiscal 2004, Holiday Companies arranged the Company’s insurance coverage and the Company paid Holiday for these services. Beginning in April 2004, the Company obtained insurance policies directly for appropriate areas of risk.

Note 10.   Income Taxes

Under SFAS No. 109, “Accounting for Income Taxes”, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company did not record a tax provision for the three fiscal years ending February 3, 2007 due to accumulated operating losses. The Company determined that realization of the tax benefit related to the net deferred tax assets was uncertain. Accordingly, a valuation allowance was recorded for the entire balance of the net current and non-current deferred tax assets as of February 3, 2007 and January 28, 2006.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	February 3,	January 28,	January 29,
	2007	2006	2005
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	6.0%	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%	(40.0)%
Effective income tax rate	0%	0%	0%

Components of deferred tax assets are as follows: (in thousands)

	February 3,	January 28,
	2007	2006
Net current deferred tax assets:
Compensation-related	$910	$743
Inventory valuation	981	1,014
Insurance	942	751
Gift cards	1,130	550
Deferred revenue	473	329
Sales returns	232	200
Other	444	334
Total current deferred tax assets	5,112	3,921
Valuation allowance	(5,112)	(3,921)
Net current deferred tax assets	$—	$—
Net noncurrent deferred tax assets:
Net operating loss carryforwards	$21,830	$19,655
Tax credit carryforwards	77	76
Fixed assets	(18,274)	(15,811)
Rent expense	3,755	3,341
Intangible assets	(539)	(411)
Other	11	12
Total noncurrent deferred tax assets	6,860	6,862
Valuation allowance	(6,860)	(6,862)
Net noncurrent deferred tax assets	$—	$—

In 2005, the Company determined that a “change in ownership”, within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005. This change in ownership imposes a limitation on the amount of the Company’s net operating losses that it may deduct for tax purposes in any given year. The Company has federal and state net operating loss carry-forwards of approximately $54.5 million expiring between 2016 and 2026. The amount of its net operating loss carry-forwards subject to the Section 382 limitation was $10.9 million at February 3, 2007. Unrestricted net operating losses carry-forwards were $43.5 million. The Company does not expect this limitation to materially impact its future tax provision for financial reporting purposes.

Note 11.   Commitments and Contingencies

Term Note—In July 2006, the Company completed the purchase of an aircraft and financed $5.3 million of the $5.7 million purchase price with a term note. The term note matures in seven years and has a 7.26% fixed annual interest rate. The note is collateralized by the aircraft.

Operating Leases—The Company leases retail, distribution center and corporate office properties under operating leases that have initial or remaining noncancellable terms exceeding one year. Most of the leases contain escalation clauses and require payment of real estate taxes, utilities and common area maintenance costs. Most of the retail store property leases typically include one or more renewal options of typically 5 year periods each. Lease expense under these agreements was $54,003,000, $45,698,000 and $32,974,000 in fiscal 2006, 2005 and 2004, respectively. The Company recognizes rent expense beginning on the earlier of the commencement date of the lease or the date when it takes possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise, and recognizes the excess of this expense over the cash payments as deferred rent in the “Long term liabilities” caption in the accompanying balance sheets.

During fiscal 2005 and 2004, the Company had certain involvement in the build-to-suit construction of three of its new stores. In accordance with SFAS No. 98,  Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases  and EITF 97-10,  The Effect of Lessee Involvement in Asset Construction,  the Company’s involvement, and the resulting lease arrangements, qualified for sales-leaseback treatment. During fiscal 2005 and 2004, the Company expended $10,859,000 for the cost of construction for the new stores, increasing property and equipment, and received $10,843,000 for amounts reimbursed from landlords, reducing property and equipment. The resulting difference, net for the three stores, is recognized as a loss and amortized on a straight-line basis over the initial term of the lease agreements. The Company records rent expense for these three stores under operating lease treatment in accordance with its stated policy. The Company does not have any retained or contingent interests in the properties nor does it provide any guarantees in connection with the sale and leaseback of properties.

Capital Leases—The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. The leases vary from four to 15 years in term and require monthly payments of principal and interest. The Company also entered into a lease agreement in fiscal 2004 for a retail store that requires a maximum $150,000 quarterly payment obligation for 20 years from lease inception. The agreement also provides a bargain purchase option at the end of the lease term, as defined. The required payment obligation is reduced by allowable sales tax credits that the Company earns under a related site development agreement. The Company can not estimate the amount of these future credits and accordingly, has not reduced the obligations disclosed in the table below.

Aggregate minimum lease and debt obligations as of February 3, 2007, under the Company’s operating leases, capital leases and term note, are as follows (in thousands):

	Total	Operating Leases	Capital Leases	Term Note
Fiscal 2007	$59,142	$56,586	$1,975	$581
Fiscal 2008	61,823	59,551	1,691	581
Fiscal 2009	61,414	59,449	1,384	581
Fiscal 2010	60,179	58,692	906	581
Fiscal 2011	59,215	57,768	866	581
Thereafter	405,089	391,983	8,715	4,391
	$706,862	$684,029	$15,537	$7,296
Less: Interest	(4,735)	—	(2,643)	(2,092)
Outstanding principal obligations	$702,127	$684,029	$12,894	$5,204

Purchase commitments—In the ordinary course of business, the Company utilizes standby and documentary letters of credit in connection with the importing of merchandise, as well as for insurance purposes. The Company also contracts for the purchase of various other goods and services, related primarily to marketing, advertising and information technology. These commitments are not recorded in the Company’s financial statements in accordance with U.S. generally accepted accounting principles, as the goods or services under these commitments have not been received or consumed. As of February 3, 2007 and January 28, 2006, these outstanding commitments totaled $12.6 million and $8.5 million, respectively.

The Company typically enters into arrangements with vendors for the purchase of merchandise. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in the amount of outstanding commitments described above. In accordance with U.S. generally accepted accounting principles, these obligations are not recorded in the Company’s financial statements.

Legal Proceedings

Trademark Litigation—On July 2, 2004, the Company filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between its predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires the Company to grant Cabela’s a license that would preclude the Company’s use of certain of its trademarks for direct marketing purposes.

On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed the Company’s complaint. The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties’ respective rights thereunder. In December 2005, the court granted the Company’s motion to file an amended reply to Cabela’s counterclaim, in which the Company raised multiple additional issues regarding the validity, enforceability, and interpretation of any trademark rights allegedly possessed by Cabela’s, and any limitations upon the Company’s rights to engage in certain marketing activities under the trademarks at issue. These issues remain before the court. Discovery is currently underway. Both parties have filed motions for summary judgment. Trial, if necessary, will be scheduled sometime after a ruling on the parties’ motions for summary judgment.

The Company is not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which the Company markets its products in certain distribution channels in the future. An adverse result is not expected to have an affect on any current use that the Company makes of its trademarks or the marketing of its products through its retail stores. Nor would an unfavorable result preclude the Company from engaging in direct marketing activities such as catalog and internet sales. A favorable result would confirm the Company’s right to use the subject trademarks in all direct marketing.

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

Note 12.   Employee Benefit Plans

The Company has a profit sharing and 401(k) savings plan that qualifies under Section 401(k) of the Internal Revenue Code covering substantially all full time employees. Under the profit sharing portion of the plan, annual contributions are discretionary and determined by management. The plan’s 401(k) feature allows employees to make pretax contributions to their 401(k) accounts, of which the Company matches 100% of the first 3% of a participant’s annual salary contributed to their account and 50% of the next 2% of the participant’s annual salary contributed to their account. Company contributions to the plan under both the profit sharing feature and 401(k) feature were $1,054,000, $688,000 and $676,000 in fiscal 2006, 2005, and 2004, respectively.

In February 2005, the Company’s board of directors approved the establishment of an employee stock purchase plan (ESPP) that enables substantially all fulltime employees to purchase common stock of the Company by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods. Pursuant to the terms of the ESPP, the Company has currently established a 10% discount from the stock price on the designated purchase date. During fiscal years 2006 and 2005, there were 37,609 and 28,362 shares of common stock, respectively, issued under the plan at an average price of $7.04 and $7.38 per share, respectively.

Refer to Note 7. “Stock-Based Compensation” for information on employee stock options.

Note 13.   Supplemental Cash Flow Information

Interest paid under all debt instruments as well as capitalized lease obligations was $18,903,000, $9,470,000 and $4,541,000 for fiscal 2006, 2005 and 2004. Income taxes paid were $0 for all years presented.

During fiscal 2006, the Company purchased information technology equipment totaling $2.4 million financed through capital lease transactions. During fiscal 2004, the Company purchased property and equipment totaling $11.7 million financed through capital lease transactions. For one particular store location, the Company entered into a lease containing a bargain-purchase option that is exercisable upon the cancellation of a note obligation by the economic development authority in the region. The Company capitalized this lease obligation, resulting in the recording of building and equipment of $9.0 million with a corresponding lease obligation of $9.0 million. These capital lease purchases are excluded from the caption “purchases of property and equipment” in the Company’s statements of cash flows for fiscal 2006 and fiscal 2004 as they did not require the use of cash.

Note 14.   Related-Party Transactions

The Company has had significant transactions with Holiday Companies for various services that reflect prices and rates that the Company believes are representative of market prices. On March 17, 2005, the Company amended the Shared Services Agreement dated as of February 2, 2004 by and between Holiday Companies and the Company. The amendment substantially reduced the number of services provided by Holiday Companies as the Company either provides for these services internally or independently secures these services from third party providers. The Shared Services Agreement was terminated on February 3, 2006. The principal transactions with Holiday include:

•       The Company previously leased office and retail space and continues to lease retail space in one store location from Holiday Companies at current market rates. Total occupancy charges paid to Holiday Companies were $345,000, $739,000 and $1,474,000 in fiscal 2006, 2005 and 2004, respectively.

•       Holiday Companies provided certain administrative, information systems, legal, income tax, systems support, treasury, insurance, and human resources services to the Company. Charges for these services were $0, $159,000 and $2,054,000 in fiscal 2006, 2005 and 2004, respectively. Beginning in April 2004, the Company secured independent insurance policies for all areas of risk, which reduced the Holiday charges for these services.

•       Holiday Companies guarantees certain future lease obligations totaling $28,127,000 and $33,245,000 as of February 3, 2007 and January 28, 2006, respectively. The Company does not pay a fee for these guarantees.

•       In November 2005, the Company assigned its rights in an aircraft purchase contract to Erickson Petroleum Corporation, an affiliate of Holiday Companies. In exchange for the assignment, the Company received a payment of $1,450,000, including the refund of the $1,250,000 deposit previously paid to the aircraft manufacturer.

•       The Company had amounts due to Holiday of $22,000 and $89,000 at February 3, 2007 and January 28, 2006, respectively.

In December 2006 and August 2005, the Company engaged in transactions with entities controlled by the Company’s current chairman of the board. These transactions are described in more detail in Notes 4 and 5.

The Company subleased hangar space from an entity one-third owned by the Company’s chief executive officer at an annual rate of $33,000.

During fiscal year 2006, we paid Rex Realty, Inc., a company owned by our chairman of the board, approximately $160,000 for aircraft fuel and other expenses related to our use of Rex Realty Inc.’s corporate aircraft.

The Company believes that the terms of any of these related party arrangements are no less favorable to the Company than would be the terms of comparable arrangements conducted at arms-length between unrelated parties.

Note 15.   Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options and convertible securities to purchase shares of the Company’s common stock have been excluded from the calculation of weighted average shares outstanding for all years presented because their inclusion would have an anti-dilutive effect on loss per share. These shares of common stock subject to potential issuance as a result of these securities totaled 3,945,475, 4,930,804 and 2,237,327 as of February 3, 2007, January 28, 2006 and January 29, 2005, respectively. The potential shares issuable as of January 28, 2006 included 1,250,000 shares that were issuable upon conversion of the convertible notes. This convertible note was no longer outstanding as of February 3, 2007.

The Company continued to reflect the accretion of cumulative unpaid dividends on its previously outstanding Class A, B and C convertible preferred stock, in accordance with U.S. generally accepted accounting standards, until the closing of its initial public offering. No such dividends were paid and any unpaid cumulative dividends were extinguished with the changes in capital structure completed in connection with the Company’s initial public offering. Accordingly, no such obligation or reduction to net income (loss) is reflected in the Company’s results of operations after May 1, 2004.

Note 16.   Involuntary Conversion of Property and Equipment

In June 2006, the Company incurred significant flood damage to the Company’s Binghamton, New York store. The building was damaged and its contents were essentially declared a total loss. The Company was adequately insured to enable it to recover the retail value of its merchandise inventory and replace all of its property and equipment that was destroyed. For the third quarter ended October 28, 2006, the Company recorded a gain from this involuntary conversion of assets of $1,400,000. As of February 3, 2007, the Company has received cash proceeds of approximately $6.1 million and has recorded in accounts receivable approximately $750,000 in costs remaining to be reimbursed by the Company’s insurance company. Proceeds were reinvested in the store which re-opened on September 29, 2006.

Note 17.   Subsequent Event

Effective February 28, 2007, the Company amended its credit facility in order to have the $30 million of cash from the Company’s December 2006 stock sale be taken into consideration in determining EBITDA, for pricing purposes only, primarily to allow the Company to borrow at lower interest rates. At the time of the amendment and based on current EBITDA levels at that time, this change resulted in a reduced interest rate of 50 basis points relative to the revolving credit facility. Pricing also was modified for the $20 million term loan with prime borrowings reduced by 75 basis points and LIBOR borrowings reduced by 125 basis points. Other substantive terms of the credit facility agreement were not materially changed in the February 28, 2007 amendment.

Note 18.   Summary of Quarterly Results (Unaudited)

The following tables present selected quarterly financial data for the periods ended as indicated (in thousands, except stores, comparable sales, and per share data). The Company’s fourth quarter in fiscal year 2006 includes 14 weeks, whereas in fiscal year 2005 the fourth quarter includes 13 weeks. All other fiscal quarters presented include 13 weeks. The Company’s fiscal quarters end on the Saturday closest to the end of April, July, October and January.

	Fiscal 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$155,581	$182,482	$246,491	$326,885	$911,438
Gross profit	$26,992	$44,074	$62,897	$90,754	$224,716
Operating income (loss)	$(18,981)	$(2,712)	$7,482	$29,193	$14,982
Net income (loss)	$(22,967)	$(7,559)	$2,026	$15,258	$(13,242)
Income (loss) applicable to common shareholders per share:
Basic	$(1.61)	$(0.53)	$0.14	$0.88	$(0.88)
Diluted	$(1.61)	$(0.53)	$0.14	$0.85	$(0.88)
Stores open at quarter end	99	99	105	105	105
Comparable store sales increase (decrease)	(10.4)%	(6.7)%	7.4%	0.4%	(1.1)%
Total square feet at end of period	5,085	5,104	5,489	5,483	5,483

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$135,259	$173,787	$214,606	$280,822	$804,474
Gross profit	$25,310	$40,856	$50,405	$75,873	$192,445
Operating income (loss)	$(15,904)	$(8,032)	$(4,304)	$26,038	$(2,201)
Net income (loss)	$(17,568)	$(10,381)	$(7,540)	$22,182	$(13,307)
Income (loss) applicable to common shareholders per share:
Basic	$(1.23)	$(0.73)	$(0.53)	$1.55	$(0.93)
Diluted	$(1.23)	$(0.73)	$(0.53)	$1.45	$(0.93)
Stores open at quarter end	87	91	99	98	98
Comparable store sales decrease	(1.0)%	(4.2)%	(8.5)%	(7.4)%	(6.0)%
Total square feet at end of period	4,148	4,444	5,037	5,000	5,000

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Furthermore, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 relating to our directors is incorporated herein by reference to the section titled “Proposal 1—Election of Directors” in our proxy statement, which will be filed no later than 120 days after February 3, 2007. The information required by this Item 10 relating to our executive officers is set forth under the heading “Executive Officers” in Item 1 of this report. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement, which will be filed no later than 120 days after February 3, 2007. The information required by this Item 10 under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Section titled “Proposal 1—Election of Directors—Committees of Our Board of Directors—Audit Committee” of our proxy statement, which will be filed no later than 120 days after February 3, 2007.

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

ITEM 11.              EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the sections titled “Executive Compensation,” and “Proposal 1—Election of Directors—Compensation Committee Interlocks and Insider Participation,” of our proxy statement, which will be filed no later than 120 days after February 3, 2007.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership required by this Item 12 is incorporated herein by reference to the section titled “Security Ownership of Principal Shareholders and Management” of our proxy statement, which will be filed no later than 120 days after February 3, 2007.

The following table provides information as of February 3, 2007 for our compensation plans under which securities may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,945,475	$10.16	1,093,795
Equity compensation plans not approved by security holders	—	—	—
Total	3,945,475	$10.16	1,093,795

(1)          Consists of our 2002 Stock Option Plan, 2004 Omnibus Stock Plans, Employee Stock Purchase Plan and options to purchase 897,352 shares of common stock that were not granted under any of our plans.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the sections titled “Certain Relationships and Related Party Transactions,” “Proposal 1—Election of Directors—Directors and Director Nominees” and “Proposal 1—Election of Directors—Director Independence” of our proxy statement, which will be filed no later than 120 days after February 3, 2007.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the sections titled “Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Fees Billed By Ernst & Young LLP” and “Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Approval of Independent Registered Public Accounting Firm Services and Fees” of our proxy statement, which will be filed no later than 120 days after February 3, 2007.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following described financial statements are included in this report under Item 8:

•       Report of Independent Registered Public Accounting Firm on Financial Statements

•       Balance Sheets as of February 3, 2007 and January 28, 2006

•       Statements of Operations for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

•       Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

•       Statements of Shareholders’ Equity for the fiscal years ended February 3, 2007, January 28, 2006 and  January 29, 2005

•       Notes to Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed herewith:

•       Schedule II—Valuation and Qualifying Account

Gander Mountain Company
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at	Additions		Balance at
	Beginning	Charged to		end of
Description	of Period	cost, expense	Deductions	period
Accounts Receivable Reserves(1) :
2006	$970	$150	$970	$150
2005	524	1,046	600	970
2004	304	791	571	524
Inventory Reserves:
2006	1,702	1,563	1,293	1,972
2005	1,762	1,454	1,514	1,702
2004	$1,629	$1,090	$957	$1,762

(1)          Represents reserves for doubtful accounts related to amounts due from vendors that are reflected as reductions in accounts payable in our balance sheets as we have the right-of-offset against amounts owed to vendors for merchandise purchases.

3. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
4	Specimen of common stock certificate(3)
10.1	Stock Purchase Agreement, dated November 11, 2006, among the Registrant and the investors named therein(4)
10.2

Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein(5)

10.3

Amendment Agreement No. 1 to Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein(6)

10.4

Amendment Agreement No. 2 to Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein(7)

10.5	Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001(8)
10.6	Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001(9)
10.7	Noncompetition Agreement between the Registrant and Cabela’s Incorporated dated May 16, 1996(10)
10.8†	Employment Agreement, dated March 1, 2006, by and between the Registrant and Mark R. Baker, the Registrant’s Chief Executive Officer(11)
10.9†	Form of Employment Agreement for the Registrant’s Executive Vice Presidents(12)
10.10†	Form of Employment Agreement for the Registrant’s Senior Vice Presidents(13)
10.11†	Amendment to Employment Agreement, dated January 24, 2007, by and between the Registrant and Dennis M. Lindahl(14)
10.12†	Revised Director Compensation Program(15)
10.13†	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003(16)
10.14†	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004(17)

10.15†	2002 Stock Option Plan(18)
10.16†	Amendment No. 1 to 2002 Stock Option Plan(19)
10.17†	Amended and Restated 2004 Omnibus Stock Plan(20)
10.18†	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan(21)
10.19†	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan(22)
10.20†	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan(23)
10.21†	Employee Stock Purchase Plan(24)
10.22	Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004(25)
10.23†	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003(26)
10.24†	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004(27)
14	Code of Conduct of the Registrant (as amended through June 7, 2005)(28)
23	Consent of Ernst & Young LLP*
24	Powers of Attorney*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Section 1350 Certification by Principal Executive Officer*
32.2	Section 1350 Certification by Principal Financial Officer*

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

(4)          Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on December 13, 2006.

(5)          Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 8, 2006.

(6)          Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on May 31, 2006.

(7)          Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 5, 2007.

(8)          Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(9)          Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(10) Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(11) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(12) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(13) Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(14) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on January 24, 2007.

(15) Incorporated by reference to the description of this program included in the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(16) Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(17) Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(18) Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(19) Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(20) Incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(21) Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(22) Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(23) Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(24) Incorporated by reference to Exhibit C to the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(25) Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(26) Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(27) Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(28) Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K (File No. 0-50659), filed with the Commission on June 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2007.

GANDER MOUNTAIN COMPANY
(Registrant)
By:	/s/ MARK R. BAKER
Mark R. Baker
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 19, 2007.

Name	Title
/s/ MARK R. BAKER	Chief Executive Officer, President and
Mark R. Baker	Director (Principal Executive Officer)
/s/ ROBERT J. VOLD	Senior Vice President, Chief Financial Officer
Robert J. Vold	and Treasurer
(Principal Financial and Accounting Officer)
/s/ *	Chairman of the Board
David C. Pratt
/s/ *	Vice-Chairman of the Board
Ronald A. Erickson
/s/ *	Director
Karen M. Bohn
/s/ *	Director
Marshall L. Day
/s/ *	Director
Richard C. Dell
/s/ *	Director
Gerald A. Erickson

*                    Robert J. Vold, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by these persons.

/s/ ROBERT J. VOLD
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant**
3.2	Amended and Restated Bylaws of the Registrant**
4	Specimen of common stock certificate**
10.1	Stock Purchase Agreement, dated December 11, 2006, among the Registrant and the investors named therein**
10.2

Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein**

10.3

Amendment Agreement No. 1 to Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein**

10.4

Amendment Agreement No. 2 to Second Amended and Restated Loan and Security Agreement, dated March 3, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein**

10.5	Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001**
10.6	Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001**
10.7	Noncompetition Agreement between the Registrant and Cabela’s Incorporated dated May 16, 1996**
10.8	Employment Agreement, dated March 1, 2006, by and between the Registrant and Mark R. Baker, the Registrant’s Chief Executive Officer**
10.9	Form of Employment Agreement for the Registrant’s Executive Vice Presidents**
10.10	Form of Employment Agreement for the Registrant’s Senior Vice Presidents**
10.11	Amendment to Employment Agreement, dated January 24, 2007, by and between the Registrant and Dennis M. Lindahl**
10.12	Description of Fiscal 2006 Bonus Program**
10.13	Revised Director Compensation Program**
10.14	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003**

10.15	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004**
10.16	2002 Stock Option Plan**
10.17	Amendment No. 1 to 2002 Stock Option Plan**
10.18	Amended and Restated 2004 Omnibus Stock Plan**
10.19	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan**
10.20	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan**
10.21	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan**
10.22	Employee Stock Purchase Plan**
10.23	Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004**
10.24	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003**
10.25	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004**
14	Code of Conduct of the Registrant (as amended through June 7, 2005) **
23	Consent of Ernst & Young LLP*
24	Powers of Attorney*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Section 1350 Certification by Principal Executive Officer*
32.2	Section 1350 Certification by Principal Financial Officer*

*                    Filed herewith.

**             Incorporated by reference.