Form 10-Q
period 2007-05-05
GANDER MOUNTAIN CO
filed 2007-06-14
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 5, 2007.

Commission File Number:  000-50659

GANDER MOUNTAIN COMPANY

(Exact name of Registrant as Specified in its Charter)

Minnesota	180 East Fifth Street, Suite 1300	41-1990949
(State or Other Jurisdiction of	Saint Paul, Minnesota 55101	(I.R.S. Employer
Incorporation or Organization)	(651) 325-4300	Identification No.)
(Address, including zip code, and telephone number, including area code,of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. check one ☐ large accelerated filer ☐ accelerated filer ☒ non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 20,284,410 shares outstanding as of June 1, 2007.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED MAY 5, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Gander Mountain Company

Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Sales	$175,749	$155,581
Cost of goods sold	141,872	128,589
Gross profit	33,877	26,992
Operating expenses:
Store operating expenses	40,552	35,855
General and administrative expenses	11,450	9,353
Pre-opening expenses	730	765
Loss from operations	(18,855)	(18,981)
Interest expense, net	3,976	3,986
Loss before income taxes	(22,831)	(22,967)
Income tax provision	—	—
Net loss	$(22,831)	$(22,967)

Basic and diluted loss per share	$(1.14)	$(1.61)

Weighted average common shares outstanding	20,089	14,285

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Balance Sheets

(In thousands)

	May 5,	February 3,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,364	$1,342
Accounts receivable	15,583	10,337
Inventories	393,300	349,120
Prepaids and other current assets	11,577	10,681
Total current assets	421,824	371,480
Property and equipment, net	148,571	144,439
Other assets, net	5,680	5,698
Total assets	$576,075	$521,617

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$223,605	$168,485
Accounts payable	85,535	62,868
Accrued and other current liabilities	45,085	48,032
Current maturities of long term debt	2,083	1,677
Total current liabilities	356,308	281,062

Long term debt	16,722	16,421
Other long term liabilities	27,197	27,343

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 20,185,140 and 20,027,788 shares issued and outstanding)	202	200
Additional paid-in-capital	254,294	252,408
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(74,548)	(51,717)
Total shareholders’ equity	175,848	196,791
Total liabilities and shareholders’ equity	$576,075	$521,617

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Statements of Cash Flows - Unaudited

(In thousands)

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Operating activities
Net loss	$(22,831)	$(22,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,202	5,462
Stock-based compensation expense	393	301
Loss on disposal of assets	34	111
Change in operating assets and liabilities:
Accounts receivable	(5,246)	(4,846)
Inventories	(44,180)	(24,222)
Prepaid expenses and other assets	(1,069)	(3,341)
Accounts payable and other liabilities	19,566	27,720
Net cash used in operating activities	(47,131)	(21,782)

Investing activities
Purchase of property and equipment	(8,851)	(3,668)
Net cash used in investing activities	(8,851)	(3,668)

Financing activities
Borrowings under credit facility, net	55,120	25,619
Reductions in long term debt	(617)	(173)
Proceeds from exercise of stock options	1,501	—
Net cash provided by financing activities	56,004	25,446

Net increase / (decrease) in cash	22	(4)
Cash, beginning of period	1,342	1,580
Cash, end of period	$1,364	$1,576

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Notes to Unaudited Financial Statements

Quarterly Period Ended May 5, 2007

1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of May 5, 2007 and for the 13 weeks ended May 5, 2007 and April 29, 2006, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 3, 2007.

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

2. Stock-Based Compensation

We have three share-based compensation plans which are the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition certain approved stock-based option awards were granted in fiscal 1998 and fiscal 2002 and were not under a specific option plan program. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.  As of May 5, 2007, there were a total of 3,756,545 options to purchase common stock outstanding under all of our stock option plans and non-plan option awards, with a weighted average exercise price of $10.20 and a weighted average remaining life of 7.3 years.  As of May 5, 2007, there were 1,119,638 shares available for future grant under the 2004 Omnibus Stock Plan.

Stock-based compensation expense for the 13 weeks ended May 5, 2007 and April 29, 2006, was $393,000 and $301,000, respectively. As of May 5, 2007, there was $2.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.1 years.

During our first quarter of fiscal 2007, there were 157,352 options exercised with an aggregate intrinsic value of $383,821, which generated $1.5 million in net cash proceeds for the company.  There were no exercises in the first quarter of fiscal 2006.

	13 weeks - May 5, 2007		13 weeks - April 29. 2006
	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding - Beginning	3,945,475	$10.16	3,680,804	$10.84
Granted	48,700	10.95	395,767	6.45
Exercised	(157,352)	9.55	—	—
Forfeited	(80,278)	9.02	(118,909)	10.89
Outstanding -Ending	3,756,545	$10.20	3,957,662	$10.40

Weighted-average Black-Scholes fair value of options granted		$5.38		$3.16

3. New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of this first quarter of fiscal 2007. As of May 5, 2007 and February 4, 2007, we believe that no reserves for uncertain income tax positions need to be recorded pursuant to FIN 48.  As a result, and due to our full valuation allowance, we do not have any unrecognized tax benefits. Thus, our adoption of FIN 48 did not have a material impact on our financial position or results of operations. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We are subject to audit by the Internal Revenue Service and states in which we operate, with respect to income taxes for the prior three years. As of May 5, 2007, we have federal and state net operating loss carryforwards of approximately $54.5 million expiring between 2016 and 2026.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective for our 2008 fiscal year. We are currently evaluating the potential impact of adopting SFAS No. 159 on our financial position and results of operations.

4. Capital Stock

Since the completion of our initial public offering on April 26, 2004, and the filing of our amended and restated articles of incorporation in connection therewith, the authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of May 5, 2007, there were 20,185,140 shares of common stock and no shares of preferred stock outstanding.

5. Credit Facility

Our credit facility provides us with the capital to fund the operations of our business. Currently, the revolving credit facility provides availability of $275 million, which may be further increased to $300 million subject to certain conditions including the absence of default. In addition to the existing $275 million revolving credit facilty, in March 2006 we added a $20 million term loan for a total credit facility of $295 million. The credit facility has a maturity date of June 30, 2009.

Effective February 28, 2007, we amended our credit facility in order to have the $30 million of cash received from our December 2006 stock sale be taken into consideration in determining EBITDA, for pricing purposes only, to allow us to borrow at lower interest rates. At the time of the amendment and based on current

EBITDA levels at that time, this change resulted in a reduced interest rate of 50 basis points relative to the revolving credit facility. Pricing also was modified on the $20 million term loan with LIBOR borrowings reduced by 125 basis points.

Outstanding borrowings under the credit facility, including letters of credit, were $238.7 million and $207.1 million as of May 5, 2007 and April 29, 2006, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable up to the $295 million facility limit. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of May 5, 2007 and April 29, 2006, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $28.3 million and $24.1 million, respectively.

The credit facility continues to specify that testing of the EBITDA covenant is required only when the Company’s availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also requires quarterly testing of the operating cash flow covenant. We were in compliance with all covenants as of May 5, 2007 and February 3, 2007.

6. Earnings Per Share

Basic and diluted income or loss per share is based upon the weighted average number of shares outstanding.  Diluted loss per share for the 13 weeks ended May 5, 2007 and the 13 weeks ended April 29, 2006 excludes potentially dilutive stock options from the calculation of weighted average shares outstanding because including them would have an anti-dilutive effect on loss per share.

As of May 5, 2007 and April 29, 2006, there were a total of 3,756,545 and 3,957,662 options to purchase common stock outstanding, respectively.

7. Selected Balance Sheet Information (in thousands)

	May 5, 2007	February 3, 2007
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$20,173	$25,616
Payroll and related fringe benefits	4,429	6,456
Sales, property and use taxes	5,636	5,530
Lease related costs	1,356	1,325
Insurance reserves and liabilities	2,004	2,014
Interest	697	391
Due-to-related parties	22	22
Other accruals and current liabilities	10,768	6,678
Accrued and other current liabilities	$45,085	$48,032

	May 5, 2007	February 3, 2007
Long term debt consists of:
Capitalized lease obligations (1)	$11,785	$11,428
Term note	4,937	4,993
Long term debt	$16,722	$16,421

	May 5, 2007	February 3, 2007
Other long-term liabilities consist of:
Deferred rent	$25,443	$25,310
Insurance reserves and other liabilities	1,754	2,033
Other long-term liabilities	$27,197	$27,343

(1)   During the first quarters of fiscal 2007 and fiscal 2006, we purchased equipment totaling $1.3 million and $0, respectively, financed through capital lease transactions, which are non-cash investing activities.

8. Contingencies

Trademark Litigation—On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between its predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contends that a contingent trademark licensing provision of the noncompetition agreement now requires us to grant Cabela’s a license that would preclude our use of certain of its trademarks for direct marketing purposes.

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

We are not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which we market our products in certain distribution channels in the future. An adverse result is not expected to have an affect on our marketing of products through our retail stores. Nor would an unfavorable result preclude us from engaging in direct marketing activities using trademarks not in dispute. A favorable result would confirm our right to use the subject trademarks in all direct marketing activities.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A - “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 3, 2007, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

The interim financials statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 3, 2007.

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. As of May 5, 2007, we expanded our store base to 105 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 5.5 million square feet of retail space in 22 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania,

Tennessee, Texas, Virginia, West Virginia and Wisconsin. We anticipate opening 13 new stores in 2007, including three relocations. One new store was opened in the first quarter of fiscal 2007.

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

The larger format enables us to offer more products and services to our customers. Most of our large-format stores offer all-terrain vehicles (ATVs). Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. We utilize outside selling areas adjacent to some of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. The outside selling areas increase the efficiency of our stores and also give those products displayed within it greater visibility. As of May 5, 2007, 56 of our 105 stores were in our large format.

In January 2007, we and Tracker Marine Group, a division of Bass Pro Shops, announced that the popular Tracker Marine Group boat brands will be featured in our stores. Our roll-out of this expanded boat program, which also features the Crestliner, Mercury and Yamaha brands, began mid-quarter of our first quarter of 2007.  Brand offerings are tailored in each location based on market and store dynamics and customer preferences. The rollout of the Tracker brands occurred in approximately 33 of our large-format stores and will encompass approximately 35 to 40 stores when fully deployed. In 2006, approximately 10 stores carried an assortment of fishing and recreational boats.

We utilize several strategic and operating initiatives aimed at improving our merchandise offerings, enhancing profitability and expanding the number and geographic diversity of our stores. We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales.

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

Our critical accounting policies and use of estimates are discussed and should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 3, 2007.

Results of Operations

The following table represents our unaudited statements of operations reflected as a percentage of sales:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Sales	100.0%	100.0%
Cost of goods sold	80.7%	82.7%
Gross profit	19.3%	17.3%
Operating expenses:
Store operating expenses	23.1%	23.0%
General and administrative expenses	6.5%	6.0%
Pre-opening expenses	0.4%	0.5%
Loss from operations	(10.7)%	(12.2)%
Interest expense, net	2.3%	2.6%
Loss before income taxes	(13.0)%	(14.8)%
Income tax provision	—	—
Net loss	(13.0)%	(14.8)%

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

Thirteen Weeks Ended May 5, 2007  compared to Thirteen Weeks Ended April 29, 2006

Sales.  Sales increased by $20.2 million, or 13.0%, to $175.7 million in the first quarter of fiscal 2007 from $155.6 million in the first quarter of fiscal 2006. This increase primarily resulted from sales of $19.7 million from new stores not yet included in the comparable store sales base. This increase was supplemented by a comparable store sales increase of $1.5 million, and was partially offset by a $1.0 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales increased 1.0% compared to a decrease of 10.4% in the first quarter of fiscal 2006. We opened one new store during the first quarter of fiscal 2007 compared to two new stores during the first quarter of fiscal 2006. Total square footage as of May 5, 2007 increased 8.5% to 5.5 million square feet, as compared to April 29, 2006.

The comparable store sales increase was impacted by the strong performance of our southern stores, but was offset by less than expected sales in our northern stores. This regional sales softness was primarily attributable to  reduced clearance activity and unfavorable weather.  Firearms/ammunition continued its positive trend, Footwear was strong and certain Apparel categories were soft during the quarter.

Gross Profit. Gross profit increased by $6.9 million, or 25.5%, to $33.9 million in the first quarter of fiscal 2007 from $27.0 million in the first quarter of fiscal 2006. As a percentage of sales, gross profit increased  195 basis points to 19.3% in the first quarter of fiscal 2007 from 17.3% in the first quarter of fiscal 2006.  The primary factor affecting gross profit in the current quarter was an initial product margin increase of approximately 130 basis points as a result of continued benefits from buying leverage/increasing scale, the positive impact of our Everyday-Low-Price strategy on our pricing structure, lower clearance activities and regional pricing adjustments.   Sales mix had a negative impact in the quarter reflecting increased penetration of lower-margin powersports and decreased penetration of higher-margin apparel.

We also gained leverage in distribution and occupancy expenses while increased revenues from our co-branded credit card also contributed positively to gross profit.

Store Operating Expenses.  Store operating expenses increased by $4.7 million, or 13.1%, to $40.6 million in the first quarter of fiscal 2007 from $35.9 million in the first quarter of fiscal 2006. As a percentage of sales, store operating expenses increased 5 basis points to 23.1% in the first quarter of fiscal 2007 from 23.0% in the first quarter of fiscal 2006.

Improved store labor productivity and favorable trends in insurance claims for which we are self-insured, resulted in leverage as a percentage of sales, but was offset by additional costs of approximately $800,000 related to the roll-out of the Tracker Marine boat program and increased maintenance costs in certain stores.  Advertising and marketing expenditures as a percentage of sales were approximately the same in the comparable quarters.

General and Administrative Expenses.  General and administrative expenses increased by $2.1 million, or 22.4%, to $11.5 million in the first quarter of fiscal 2007 from $9.4 million in the first quarter of fiscal 2006. As a percentage of sales, general and administrative expenses increased to 6.5% in the first quarter of fiscal 2007 from 6.0% in the first quarter of fiscal 2006. The increase as a percentage of sales was primarily due to increased investment in systems infrastructure, logistics consulting, travel and severance costs.

Pre-opening Expenses.  Pre-opening expenses decreased $0.1 million, or 4.6%, to $0.7 million in the first quarter of fiscal 2007 from $0.8 million in the first quarter of fiscal 2006. We opened one new store in the first quarter of fiscal 2007 and we opened two new stores in the first quarter of fiscal 2006.

Interest Expense, net.  Interest expense of $4.0 million in the first quarter of fiscal 2007 was approximately the same as in the first quarter of fiscal 2006. Average outstanding borrowings for the current quarter were lowered by approximately 2% versus average outstanding borrowings for the first quarter of fiscal 2006, due to the equity infusion in December 2006. This related savings in interest expense was offset by interest rates which were 15 basis points higher.

Income Tax Provision. We did not record an income tax provision for the first quarters of fiscal 2007 or fiscal 2006 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $22.8 million for the first quarter of fiscal 2007 represented a decrease of $136,000 from the net loss of $23.0 million for the first quarter of fiscal 2006.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital improvements and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.

Operating Activities.  Net cash used in operating activities for the first quarter of fiscal 2007 increased by $25.3 million to $47.1 million, as compared to $21.8 million for the first quarter of fiscal 2006. This was primarily the result of an additional $20.0 million of inventory growth in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Increased inventory levels in powersports resulting from the roll-out of the Tracker Marine boat program, increased ATV inventory as a result of more large-format stores that carry ATVs and our tactical efforts to merchandise certain seasonal inventory in our stores earlier, all contributed to the increased inventories.

There also was $8.1 million of less cash generated from accounts payable and other liabilities funding, primarily due to reductions in accounts payable in the period immediately preceding the first quarter of fiscal 2006, which caused a higher level of accounts payable funding to be reflected in our cash flows for the first quarter of fiscal 2006. Other factors affecting our accounts payable funding include improved timing of accounts payable reductions for vendor allowances and increased foreign product sourcing activities which often involve the use of letters of credit or other arrangements.

Investing Activities.  Net cash used in investing activities was $8.9 million in the first quarter of fiscal 2007 and $3.7 million in the first quarter of fiscal 2006. We used cash primarily for equipment to open new stores, for information technology equipment at our corporate offices and to upgrade existing stores. The increase in net cash used of $5.2 million was primarily due to the timing of expenditures as we opened three additional stores within 30 days after May 5, 2007. In addition, we purchased $1.3 million of non-cash equipment expenditures financed through capital lease transactions during the first quarter of fiscal 2007.

Financing Activities.  Net cash provided by financing activities for the first quarter of fiscal 2007 increased by $30.6 million to $56.0 million, as compared to $25.4 million in the first quarter of fiscal 2006. Net borrowings under our credit facility were $29.5 million of this increase and these borrowings were due to the increase in cash used in operations of $25.3 million and $5.2 million of additional cash used for investing activities.  Our financing activities were utilized to fund our continued store and business expansion, including inventory, property and equipment, and to fund our operating losses. In addition, we received proceeds of $1.5 million from the exercise of stock options during the first quarter of fiscal 2007.

Credit Facility.  Our credit facility provides us with the capital to fund the operations of our business. Currently, the revolving credit facility provides availability of $275 million, which may be further increased to $300  million subject to certain conditions including the absence of default. In addition to the existing $275 million revolving credit facilty, in March 2006 we added a $20 million term loan for a total credit facility of $295 million. The credit facility has a maturity date of June 30, 2009.

Effective February 28, 2007, we amended our credit facility in order to have the $30 million of cash received from our December 2006 stock sale be taken into consideration in determining EBITDA, for pricing purposes only, to allow us to borrow at lower interest rates. At the time of the amendment and based on current EBITDA levels at that time, this change resulted in a reduced interest rate of 50 basis points relative to the revolving credit facility. Pricing also was modified on the $20 million term loan with LIBOR borrowings reduced by 125 basis points.

Outstanding borrowings under the credit facility, including letters of credit, were $238.7 million and $207.1 million as of May 5, 2007 and April 29, 2006, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable up to the $295 million facility limit. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of May 5, 2007 and April 29, 2006, our available borrowing capacity under the credit facility after subtracting letters of credit, was $28.3 million and $24.1 million, respectively.

The credit facility continues to specify that testing of the EBITDA covenant is required only when the Company’s availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also requires quarterly testing of the operating cash flow covenant. We were in compliance with all covenants as of May 5, 2007 and February 3, 2007.

Income Taxes. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements. Our future capital requirements will primarily depend on the number of new stores we open, the timing of those openings within a given fiscal year and the need to fund seasonal operating losses. These requirements will include costs directly related to opening new stores and will also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened 8, 19 and 19 new stores in each of fiscal years 2006, 2005 and 2004, respectively, including one or two relocated/consolidated stores in each year. Our cash used in investing activities was approximately $28 million in fiscal 2006 and approximately $50 million in fiscal 2005 and fiscal 2004. We currently plan to open 13 new stores in fiscal 2007, including three relocations and expect our total capital expenditures in fiscal 2007 to be approximately $40 to $45 million, including capital expenditures to improve certain existing stores. However, business conditions, business strategy or other factors may cause us to adjust these plans. Additional needs for capital include funding seasonal inventory levels, including foreign purchases and seasonal losses from operations.

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

Other future capital requirements may include an investment for an expansion into other distribution channels in addition to our retail channel.

We intend to satisfy our capital requirements in fiscal 2007 with cash flows from operations, funds available under our credit facility and equipment financing transactions. However, if capital requirements for our business strategy change or other factors change our capital requirements, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms. Beyond fiscal 2007, we anticipate needing additional financing to grow our business.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office and letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of May 5, 2007, the minimum operating lease payments due within one year were $60.9 million. As of May 5, 2007, total minimum operating lease payments remaining over all of our operating leases were $722.2 million. These leases have an average remaining term of approximately 10 years. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $15.1 million and $6.6 million at May 5, 2007 and April 29, 2006, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $12.8 million and $0.6 million as of May 5, 2007 and April 29, 2006, respectively.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of this first quarter of fiscal 2007. As of May 5, 2007 and February 4, 2007, we believe that no reserves for uncertain income tax positions need to be recorded pursuant to FIN 48.  As a result, and due to our full valuation allowance, we do not have any unrecognized tax benefits. Thus, our adoption of FIN 48 did not have a material impact on our financial position or results of operations. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We are subject to audit by the Internal Revenue Service and states in which we operate, with respect to income taxes, for the prior three years. As of May 5, 2007, we have federal and state net operating loss carryforwards of approximately $54.5 million expiring between 2016 and 2026.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. Election of the fair value option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the fair value option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS 159 is effective for our 2008 fiscal year. We are currently evaluating the potential impact of adopting SFAS 159 on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $223.6 million at May 5, 2007 and averaged $212.9 million during the first quarter of fiscal 2007. Our average interest rate for the first quarter of fiscal 2007 under our credit facility was approximately 7.3% and was approximately 10 basis points higher than the same period last year due primarily to general interest rate upward movement offset by reductions we obtained in pricing relative to the revolving credit facility and term loan. If short-term floating interest rates on our average variable rate debt for the first quarter of fiscal 2007 had increased by 100 basis points, our interest expense would have increased by approximately $500,000, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents.  We have no international sales, however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial and accounting officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, the principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our principal executive officer and principal financial and accounting officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 18, 2005, the court ruled that the contingent trademark licensing provision is not legally invalid as a noncompetition agreement and dismissed our complaint. The court also acknowledged that it had not been asked at that point to determine, and was not determining, the scope of the contingent trademark license or the parties’ respective rights thereunder. In December 2005, the court granted our motion to file an amended reply to Cabela’s counterclaim, in which we raised multiple additional issues regarding the validity, enforceability and interpretation of any trademark rights allegedly possessed by Cabela’s, and any limitations upon our rights to engage in certain marketing activities under the trademarks at issue. These issues remain before the court.

We are not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time. The outcome of this dispute may impact the manner in which we market products in certain distribution channels in the future. An adverse result is not expected to have an affect on our marketing of products through our retail stores. Nor would an unfavorable result preclude us from engaging in direct marketing activities using trademarks not in dispute. A favorable result would confirm our  right to use the subject trademarks in all direct marketing activities.

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

Item 1A.  Risk Factors

The following additional information updates the risk factors set forth in our most recent annual report on Form 10-K:

Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

The increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially.  There can be no assurance that our efforts to protect customer and confidential information will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may not prevent the compromise of our customer transaction processing capabilities and personal data even if we implement them.  If any compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches or subject us to fines, penalties or litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

On June 8, 2007, the compensation committee of our board of directors adopted a new incentive program for our executive officers which is effective for the remainder of our fiscal 2007 and thereafter unless modified by the compensation committee.  Pursuant to this new program, our executive officers are entitled to receive a monthly incentive payment which is calculated as a fraction of our initial margin for each fiscal month as reflected in our internal financial statements.  This new incentive program has been adopted in lieu of any other cash incentive program for executive officers.

On June 12, 2007, our board of directors adopted a new equity compensation program for non-employee directors.  Pursuant to this program, each non-employee director will receive a grant of restricted stock on the date of his or her election or re-election to our board of directors.  The non-employee directors will each receive that number of shares of our common stock as is equal to $20,000 divided by the closing price of our common stock on the Nasdaq Global Market on the date of grant, rounded down to the nearest whole share.  The restricted stock will vest if the director continues to serve on our board of directors one year following the date of grant.  This new program replaces our current equity compensation program for non-employee directors, but does not change our current cash compensation program for non-employee directors.

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

GANDER MOUNTAIN COMPANY

Date: June 14, 2007	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2007	By:	/s/ Robert J. Vold
Robert J. Vold
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)