Form 10-Q
period 2007-08-04
GANDER MOUNTAIN CO
filed 2007-09-18
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2007.

Commission File Number:  000-50659

GANDER MOUNTAIN COMPANY
(Exact name of Registrant as Specified in its Charter)

Minnesota	180 East Fifth Street, Suite 1300 Saint Paul, Minnesota 55101 (651) 325-4300	41-1990949
(State or Other Jurisdiction of Incorporation or Organization)	(Address, including zip code, and telephone number, including area code,of Registrant’s Principal Executive Offices)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 20,362,097 shares outstanding as of September 4, 2007.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED AUGUST 4, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

Gander Mountain Company

Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Sales	$216,511	$182,482	$392,260	$338,062
Cost of goods sold	164,975	138,408	306,848	266,996
Gross profit	51,536	44,074	85,412	71,066

Operating expenses:
Store operating expenses	43,728	36,472	84,279	72,327
General and administrative expenses	11,703	9,606	23,153	18,959
Pre-opening expenses	1,234	708	1,964	1,473
Loss from operations	(5,129)	(2,712)	(23,984)	(21,693)
Interest expense, net	4,530	4,847	8,506	8,833
Loss before income taxes	(9,659)	(7,559)	(32,490)	(30,526)
Income tax provision	—	—	—	—
Net loss	$(9,659)	$(7,559)	$(32,490)	$(30,526)

Basic and diluted loss per share	$(0.48)	$(0.53)	$(1.61)	$(2.14)

Weighted average common shares outstanding	20,312	14,293	20,201	14,289

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Balance Sheets

(In thousands)

	August 4,	February 3,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,442	$1,342
Accounts receivable	17,390	10,337
Inventories	418,936	349,120
Prepaids and other current assets	15,183	10,681
Total current assets	452,951	371,480
Property and equipment, net	152,393	144,439
Other assets, net	6,187	5,698
Total assets	$611,531	$521,617

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$244,487	$168,485
Accounts payable	98,015	62,868
Accrued and other current liabilities	47,781	48,032
Current maturities of long term debt	3,809	1,677
Total current liabilities	394,092	281,062

Long term debt	22,171	16,421
Other long term liabilities	27,171	27,343

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 20,361,947 and 20,027,788 shares issued and outstanding)	204	200
Additional paid-in-capital	256,200	252,408
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(84,207)	(51,717)
Total shareholders’ equity	168,097	196,791
Total liabilities and shareholders’ equity	$611,531	$521,617

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Statements of Cash Flows - Unaudited

(In thousands)

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
Operating activities
Net loss	$(32,490)	$(30,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,684	10,889
Stock-based compensation expense	743	595
Loss on disposal of assets	34	618
Change in operating assets and liabilities:
Accounts receivable	(7,053)	(7,901)
Inventories	(69,816)	(26,490)
Prepaid expenses and other assets	(5,376)	(1,619)
Accounts payable and other liabilities	33,499	22,714
Net cash used in operating activities	(67,775)	(31,720)

Investing activities
Purchases of property and equipment	(17,475)	(17,241)
Proceeds from sale of assets	—	2,100
Net cash used in investing activities	(17,475)	(15,141)

Financing activities
Borrowings under credit facility, net of repayments	76,002	40,862
Proceeds from long term debt	7,582	5,946
Reductions in long term debt	(1,287)	(397)
Proceeds from exercise of stock options and stock sales, net	3,053	133
Net cash provided by financing activities	85,350	46,544

Net increase / (decrease) in cash	100	(317)
Cash, beginning of period	1,342	1,580
Cash, end of period	$1,442	$1,263

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Notes to Unaudited Financial Statements

Quarterly Period Ended August 4, 2007

1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of August 4, 2007 and for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 3, 2007.

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

2. Stock-Based Compensation

We have three share-based compensation plans which are the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition certain approved stock-based option awards were granted in fiscal 1998 and fiscal 2002 and were not under a specific option plan program. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.  As of August 4, 2007, there were a total of 3,949,627 options to purchase common stock outstanding under all of our stock option plans and non-plan option awards, with a weighted average exercise price of $ 10.39 and a weighted average remaining life of 7.5 years.  There were 2,576,886 options that were exercisable as of August 4, 2007 with a weighted-average exercise price of $11.57.

Stock-based compensation expense for the 13 weeks ended August 4, 2007 and July 29, 2006, was $350,000 and $294,000, respectively. Stock-based compensation expense for the 26 weeks ended August 4, 2007 and July 29, 2006, was $743,000 and $595,000, respectively.  As of August 4, 2007, there was approximately $4.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.0 years.

During our second quarter of fiscal 2007, there were 166,041 options exercised with an aggregate intrinsic value of $853,000, which generated $1,430,000 in net cash proceeds for the company.  For our first half of fiscal 2007, there were 323,393 options exercised with an aggregate intrinsic value of $1,237,000, which generated $2,932,000 million in net cash proceeds for the company.  There were no option exercises during the first half of fiscal 2006.

As of August 4, 2007, there were 758,492 shares available for future grant under the 2004 Omnibus Stock Plan.

	13 weeks - August 4, 2007		13 weeks - July 29, 2006
	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding - Beginning	3,756,545	$10.20	3,957,662	$10.40
Granted	442,300	12.03	138,100	7.82
Exercised	(166,041)	8.61	—	—
Forfeited	(83,177)	14.21	(52,106)	12.09
Outstanding -Ending	3,949,627	$10.39	4,043,656	$10.29

Weighted-average Black-Scholes fair value of options granted		$5.95		$3.86

	26 weeks - August 4, 2007		26 weeks - July 29, 2006
	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding - Beginning	3,945,475	$10.16	3,680,804	$10.84
Granted	491,000	11.92	533,867	6.81
Exercised	(323,393)	9.07	—	—
Forfeited	(163,455)	11.66	(171,015)	11.24
Outstanding -Ending	3,949,627	$10.39	4,043,656	$10.29

Weighted-average Black-Scholes fair value of options granted		$5.89		$3.34

3. New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of the first quarter of fiscal 2007. As of August 4, 2007 and February 3, 2007, we believe that no reserves for uncertain income tax positions need to be recorded pursuant to FIN 48.  As a result, and due to our full valuation allowance, we do not have any unrecognized tax benefits. Thus, our adoption of FIN 48 did not have a material impact on our financial position or results of operations. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We are subject to audit by the Internal Revenue Service and states in which we operate, with respect to income taxes for the prior three years. As of February 3, 2007, we have federal and state net operating loss carryforwards of approximately $54.5 million expiring between 2016 and 2026.

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

4. Capital Stock

The authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of August 4, 2007, there were 20,361,947 shares of common stock and no shares of preferred stock outstanding.

5. Credit Facility and Secured Borrowings

Credit facility - Our credit facility provides us with the capital to fund the operations and growth of our business.  On August 15, 2007, pursuant to an amended and restated agreement, we agreed with Bank of America, N.A., as agent, and the lenders named therein, to increase our revolving credit facility to $345 million from $275 million, with an option to increase the revolving facility by another $55 million subject to certain terms and conditions. The additional outstanding term loan commitment remains at $20 million. The amended facility also extends the maturity date for the revolving and term loan, by three years, to June 30, 2012. We will continue to utilize the proceeds of the credit facility for working capital and general corporate purposes.

Outstanding borrowings under the credit facility, including letters of credit, were $258.8 million and $226.5 million as of August 4, 2007 and July 29, 2006, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of August 4, 2007 and July 29, 2006, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $32.8 million and $16.7 million, respectively.

The credit facility specifies testing of the EBITDA covenant is required only when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also requires quarterly testing of the operating cash flow covenant. We were in compliance with all covenants as of August 4, 2007 and February 3, 2007.

Secured Borrowings – During our second quarter of fiscal 2007, we entered into an agreement with Bank of America that allowed us to finance capital expenditures of certain of our new stores under long-term, secured financing arrangements. In June 2007, in exchange for $7.3 million, we issued a promissory note carrying a fixed interest rate of 8.7% and a five year repayment term. Monthly payments of principal and interest are made under this note, which is secured by certain property and equipment of ten new stores we opened in fiscal 2005 and fiscal 2006.

6. Earnings Per Share

Basic and diluted income or loss per share is based upon the weighted average number of shares outstanding.  Diluted loss per share for the 13 and 26 weeks ended August 4, 2007 and the 13 and 26 weeks ended July 29, 2006 excludes potentially dilutive stock options from the calculation of weighted average shares outstanding because including them would have an anti-dilutive effect on loss per share.

As of August 4, 2007 and July 29, 2006, there were a total of 3,949,627 and 4,043,656 options to purchase common stock outstanding, respectively.

7. Selected Balance Sheet Information (in thousands)

	August 4, 2007	February 3, 2007
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$18,563	$25,616
Payroll and related fringe benefits	7,727	6,456
Sales, property and use taxes	7,410	5,530
Lease related costs	1,364	1,325
Insurance reserves and liabilities	1,633	2,014
Interest	678	391
Due-to-related parties	15	22
Other accruals and current liabilities	10,391	6,678
Accrued and other current liabilities	$47,781	$48,032

	August 4, 2007	February 3, 2007
Long term debt consists of:
Capitalized lease obligations	$11,523	$11,428
Term notes	10,648	4,993
Long term debt	$22,171	$16,421

	August 4, 2007	February 3, 2007
Other long term liabilities consist of:
Deferred rent	$25,601	$25,310
Insurance reserves and other liabilities	1,570	2,033
Other long term liabilities	$27,171	$27,343

8. Supplemental Cash Flow Information

During the 26 weeks ended August 4, 2007, we acquired equipment totaling $1.6 million that was financed through capital leases. There were no new capital leases during the 26 weeks ended July 29, 2006.

Purchases of property and equipment in the statement of cash flows for the 26 weeks ended August 4, 2007 also excludes $1.2 million in non-cash accruals for property and equipment placed in service that did not yet require the use of cash. Such accruals were not material for the 26 weeks ended July 29, 2006.

9. Contingencies

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

On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable.  The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers.  Cabela’s has appealed the ruling to the U.S. Court of Appeals, 8th Circuit.

We are not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time.  If the July 10, 2007 order is reversed, subsequent proceedings might impact the manner in which we market our products in certain distribution channels in the future. Such an adverse result is not expected to have an affect on our marketing of products through our retail stores. Nor would an unfavorable result preclude us from engaging in direct marketing activities using trademarks not in dispute. A favorable result would confirm our right to use the subject trademarks in all direct marketing activities.

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

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. As of August 4, 2007, we expanded our store base to 108 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 5.7 million square feet of retail space in 22 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We anticipate opening 13 new stores in fiscal 2007, including three relocations.  Four new stores were opened in the first half of fiscal 2007, including one relocated store.

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

In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 100,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet with an outside selling area. Our large-format stores generally are located with convenient access to a major highway and have a warehouse-style shopping environment characterized by concrete floors, open-bar joist ceilings, high-density racking and wide aisles. To further build upon our brand’s reputation for high quality and exceptional value, in certain markets we are outfitting stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements.

The larger format enables us to offer more products and services to our customers. Most of our large-format stores offer all-terrain vehicles (ATVs). Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. Many of our large-format stores utilize adjacent outside selling areas to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. The outside selling areas increase the efficiency of our stores and offer greater visibility for the products displayed. As of August 4, 2007, 59 of our 108 stores were in our large format.

In January 2007, we and Tracker Marine Group, a division of Bass Pro Shops, announced that the popular Tracker Marine Group boat brands will be featured in our stores. Our roll-out of this expanded boat program, which also features the Crestliner, Mercury and Yamaha brands, began mid-quarter of our first quarter of 2007.  Brand offerings are tailored in each location based on market and store dynamics and customer preferences. As of August 4, 2007, Tracker brand boats are sold in 34 of our large-format stores and we expect to include this product offering in most large format stores that we open. At the end of fiscal 2007, we expect to have this product offering in approximately 50 stores. In 2006, approximately 10 stores carried an assortment of fishing and recreational boats.

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

Pre-opening expenses will continue to be related to store openings, including relocations. These expenses will fluctuate based on the number and timing of new store openings. Beginning in the second quarter of fiscal 2007, pre-opening expenses also include the costs incurred in preparing to launch a direct channel offering to customers through an e-commerce web site.

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

Results of Operations

The following table represents our unaudited statements of operations reflected as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.2%	75.8%	78.2%	79.0%
Gross profit	23.8%	24.2%	21.8%	21.0%

Operating expenses:
Store operating expenses	20.2%	20.0%	21.5%	21.4%
General and administrative expenses	5.4%	5.3%	5.9%	5.6%
Pre-opening expenses	0.6%	0.4%	0.5%	0.4%
Loss from operations	(2.4)%	(1.5)%	(6.1)%	(6.4)%
Interest expense, net	2.1%	2.6%	2.2%	2.6%
Loss before income taxes	(4.5)%	(4.1)%	(8.3)%	(9.0)%
Income tax provision	0.0%	0.0%	0.0%	0.0%
Net loss	(4.5)%	(4.1)%	(8.3)%	(9.0)%

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

Pre-opening expenses consist primarily of payroll, rent, recruiting, advertising and other costs incurred prior to a new store opening. Beginning in the second quarter of fiscal 2007, pre-opening expenses also include the costs incurred in preparing to launch a direct channel offering to customers through an e-commerce web site.

The following table represents our sales by major product category stated as a percentage:

Sales by Product Category

	13 Weeks Ended
	August 4,	July 29,
	2007	2006
Hunting and Firearms	31.8%	32.1%
Fishing and Marine	26.2%	27.4%
Camping, Paddlesports and Backyard Equipment	10.2%	12.0%
Apparel and Footwear	18.3%	20.0%
Powersports	11.0%	5.5%
Other	2.5%	3.0%
TOTAL	100.0%	100.0%

Powersports includes sales of boats, ATVs, accessories and related servicing revenues.  The Other category includes sales of food and candy, gifts and home décor.

Thirteen Weeks Ended August 4, 2007 compared to Thirteen Weeks Ended July 29, 2006

Sales. Sales increased by $34.0 million, or 18.6%, to $216.5 million in the second quarter of fiscal 2007 from $182.5 million in the second quarter of fiscal 2006. This increase primarily resulted from sales of $28.4 million from new stores not yet included in the comparable store sales base. This increase was supplemented by a comparable store sales increase of $7.2 million, and was partially offset by a $1.6 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales increased 4.2% compared to a decrease of 6.7% in the second quarter of fiscal 2006. We opened three new stores during the second quarter of fiscal 2007 compared to one new store during the second quarter of fiscal 2006. Total square footage as of August 4, 2007 increased 12.0% to 5.7 million square feet, as compared to July 29, 2006.

The comparable store sales increase was impacted by the strong performance of our southern stores, but was offset by softer sales in our northern stores. Overall sales performance was enhanced by the increase in powersports sales generated by the rollout of our boat offering across 34 stores. Sales performance in apparel was weaker than expected and we continue to make changes to our strategy, initiatives and merchandising leadership in this area. Firearms/ammunition continued its positive trend with an 11% increase in comparable sales.

Gross Profit. Gross profit increased by $7.5 million, or 16.9%, to $51.5 million in the second quarter of fiscal 2007 from $44.1 million in the second quarter of fiscal 2006. As a percentage of sales, gross profit decreased 35 basis points to 23.8% in the second quarter of fiscal 2007 from 24.2% in the second quarter of fiscal 2006.  The primary factors affecting gross profit in the current quarter were an initial product margin increase of 60 basis points, offset by a 137 basis point decrease attributable to the shift in sales mix resulting from increased lower-margin powersports sales and less higher-margin apparel sales. The net-initial product margin rate decrease of 77 basis points was partially offset by sales leverage in occupancy costs.

Store Operating Expenses.  Store operating expenses increased by $7.3 million, or 19.9%, to $43.7 million in the second quarter of fiscal 2007 from $36.5 million in the second quarter of fiscal 2006. As a percentage of sales, store operating expenses increased 21 basis points to 20.2% in the second quarter of fiscal 2007 from 20.0% in the second quarter of fiscal 2006. The increase was primarily attributable to our new incentive compensation structure. Advertising and marketing expenses were approximately the same in the comparable quarters as a percentage of sales.

General and Administrative Expenses.  General and administrative expenses increased by $2.1 million, or 21.8%, to $11.7 million in the second quarter of fiscal 2007 from $9.6 million in the second quarter of fiscal 2006. As a percentage of sales, general and administrative expenses increased 14 basis points to 5.4% in the second quarter of fiscal 2007 from 5.3% in the second quarter of fiscal 2006. The increase as a percentage of sales was primarily due to our new incentive compensation structure.

Pre-opening Expenses.  Pre-opening expenses increased $0.5 million, or 74.3%, to $1.2 million in the second quarter of fiscal 2007 from $0.7 million in the second quarter of fiscal 2006. We opened three new stores in the second quarter of fiscal 2007 compared to one new store in the second quarter of fiscal 2006. Pre-opening expenses in fiscal 2007 also include approximately $0.3 million of costs related to the early-stage development of a direct channel offering to customers through an e-commerce web site.

Interest Expense, net.  Interest expense decreased $0.3 million to $4.5 million in the second quarter of fiscal 2007 from $4.8 million in the second quarter of fiscal 2006. Average outstanding borrowings for the current quarter increased approximately 3% as compared to the  average outstanding borrowings for the second quarter of fiscal 2006. The increase was due to increased cash used in operations primarily to acquire additional inventory offset by a reduction in debt resulting from the application of proceeds from the issuance of $50 million of common stock in December 2006. Interest expense was further reduced by an approximately 70 basis points decrease in interest rates primarily as a result of our  February 28, 2007 amendment to our credit facility.

Income Tax Provision. We did not record an income tax provision for the second quarters of fiscal 2007 or fiscal 2006 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $9.7 million for the second quarter of fiscal 2007 represented an increase of $2.1 million from the net loss of $7.6 million for the second quarter of fiscal 2006.

Twenty-Six Weeks Ended August 4, 2007 compared to Twenty-Six Weeks Ended July 29, 2006

Sales.  Sales increased by $54.2 million, or 16.0%, to $392.3 million in the first half of fiscal 2007 from $338.1 million in the first half of fiscal 2006. This increase resulted primarily from sales of $48.3 million from new stores not yet included in the comparable store sales base. This increase was supplemented by a comparable store sales increase of $8.8 million, and was partially offset by a $2.9 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales increased 2.7% compared to a decrease of 8.4% in the first half of fiscal 2006. We opened four new stores during the first half of fiscal 2007, including one relocation, compared to three new stores during the first half of fiscal 2006, including one relocation.

The comparable store sales increase was impacted by the strong performance of our southern stores, but was offset by softer sales in our northern stores. Overall sales performance was enhanced by the increase in powersports sales generated by the rollout of our boat offering across 34 stores, and by continued strength in firearms/ammunition and footwear. Sales performance in apparel was less than expected and we continue to make changes to our strategy, initiatives and merchandising leadership in this area. The sales softness in the northern stores was also impacted by reduced clearance activity in the first quarter of fiscal 2007.

Gross Profit. Gross profit increased by $14.3 million, or 20.2%, to $85.4 million in the first half of fiscal 2007 from $71.1 million in the first half of fiscal 2006. As a percentage of sales, gross profit increased 75 basis points to 21.8% in the first half of fiscal 2007 from 21.0% in the first half of fiscal 2006.

The primary factors affecting gross profit in the current half were an initial product margin increase of  112 basis points as a result of continued benefits from buying leverage and increasing scale, the positive impact of our Everyday-Low-Price strategy on our pricing structure, lower clearance activities and regional pricing adjustments. These were partially offset by an 88 basis point decrease attributable to the shift in sales mix resulting from increased lower-margin powersports sales and less higher-margin apparel sales. The net-initial product margin was 24 basis points higher in the first half of fiscal 2007 than the first half of fiscal 2006. The net-initial product margin rate increase of 24 basis points was also supplemented with sales leverage in occupancy costs.

Store Operating Expenses.  Store operating expenses increased by $12.0 million, or 16.5%, to $84.3 million in the first half of fiscal 2007 from $72.3 million in the first half of fiscal 2006. As a percentage of sales, store operating expenses increased 9 basis points to 21.5% in the first half of fiscal 2007 from 21.4% in the first half of fiscal 2006. Improved store labor productivity and favorable trends in insurance claims for which we are self-insured, resulted in leverage as a percentage of sales, but were offset by early start-up costs (first quarter) related to the roll-out of the Tracker Marine boat program and a new incentive compensation structure (second quarter). Advertising and marketing expense as a percentage of sales were approximately the same in the comparable 26 week periods.

General and Administrative Expenses.  General and administrative expenses increased by $4.2 million, or 22.1%, to $23.2 million in the first half of fiscal 2007 from $19.0 million in the first half of fiscal 2006. As a percentage of sales, general and administrative expenses increased 29 basis points to 5.9% in the first half of fiscal 2007 from 5.6% in the first half of fiscal 2006. The increase as a percentage of sales was primarily due to the new incentive compensation structure as well as increased investment in systems infrastructure, logistics consulting, travel and severance costs.

Pre-opening Expenses.  Pre-opening expenses increased $0.5 million, or 33.3%, to $2.0 million in the first half of fiscal 2007 from $1.5 million in the first half of fiscal 2006. We opened four new stores in the first half of fiscal 2007 and we opened three new stores in the first half of fiscal 2006. Pre-opening expenses in the first half of fiscal 2007 also included approximately $0.3 million of costs related to the early-stage development of a direct channel offering to customers through an e-commerce web site.

Interest Expense, net.  Interest expense decreased $0.3 million, or 3.7%, to $8.5 million in the first half of fiscal 2007 from $8.8 million in the first half of fiscal 2006. Average outstanding borrowings during the first half of fiscal 2007 were approximately the same, increasing less than 1%, as compared to the first half of fiscal 2006, due primarily to the reduction of debt from the issuance of $50 million of common stock in December 2006. Interest expense was further reduced by an approximately 35 basis points decrease in average interest rates primarily as a result of our February 28, 2007 amendment to our credit facility.

Income Tax Provision. We did not record an income tax provision for the first half of fiscal 2007 or fiscal 2006 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $32.5 million for the first half of fiscal 2007 represented an increase of $2.0 million from the net loss of $30.5 million for the first half of fiscal 2006.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, property and equipment and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.

Operating Activities.  Net cash used in operating activities for the first half of fiscal 2007 increased by $36.1 million to $67.8 million, as compared to $31.7 million for the first half of fiscal 2006. This was primarily the result of an additional $43.3 million of inventory growth in the first half of fiscal 2007 as compared to the first half of fiscal 2006. Additional stores, increased inventory levels in powersports resulting from the roll-out of the Tracker Marine boat program, increased ATV inventory as a result of more large-format stores that carry ATVs and our tactical efforts to merchandise certain seasonal inventory in our stores earlier, all contributed to the increased inventories. Funding from increased levels of accounts payable and accrued expenses provided $10.8 million more in the first half of fiscal 2007 versus the first half of fiscal 2006. Large powersports purchases are usually executed under vendor payment terms of usually 90 or 180 days as compared to the company’s average of approximately 40 days.

Investing Activities.  Net cash used in investing activities was $17.5 million in the first half of fiscal 2007 and $15.1 million in the first half of fiscal 2006. We used cash primarily for equipment to open new stores, for information technology equipment at our corporate offices and to upgrade existing stores. The increase in net cash used of $2.3 million was primarily due to proceeds from the sale of assets in fiscal 2006, which we did not experience in fiscal 2007. During the 26 weeks ended August 4, 2007 and July 29, 2006, we acquired equipment totaling approximately $1.6 million and $0, respectively, that was financed through capital leases. Purchases of property and equipment in the statement of cash flows for the 26 weeks ended August 4, 2007 also excludes approximately $1.2 million in non-cash accruals for property and equipment placed in service that did not yet require the use of cash.

Financing Activities.  Net cash provided by financing activities for the first half of fiscal 2007 increased by $38.8 million to $85.4 million, as compared to $46.5 million in the first half of fiscal 2006. Net borrowings under our credit facility were $35.1 million of this increase and these borrowings were due to the increase in cash used in operations of $36.1 million and $2.3 million of additional cash used for investing activities. Our financing activities were utilized to fund our continued store and business expansion, including inventory, property and equipment, and to fund our seasonal operating losses. Other funding sources for these cash needs during the first half of fiscal 2007 included proceeds of $2.9 million from the exercise of stock options.

During our second quarter of fiscal 2007, we entered into an agreement with Bank of America that allowed us to finance capital expenditures of certain of our new stores under a long-term, secured financing arrangement. In June 2007, in exchange for $7.3 million, we issued a promissory note carrying a fixed interest rate of 8.7% and a five year repayment term. Monthly payments of principal and interest are made under this note which is secured by certain property and equipment of ten new stores opened in fiscal 2006 and fiscal 2005. Additionally, in September 2007, we completed another similar financing for $5.5 million.

Credit Facility. Our credit facility provides us with the capital to fund the operations and growth of our business.  On August 15, 2007, pursuant to an amended and restated agreement, we agreed with Bank of America, N.A., as agent, and the lenders named therein, to increase our revolving credit facility to $345 million from $275 million, with an option to increase the revolving facility by another $55 million subject to certain terms and conditions. The additional outstanding term loan commitment remains at $20 million. The amended facility matures June 30, 2012. We plan to continue to utilize the proceeds of the credit facility for working capital and general corporate purposes

Outstanding borrowings under the credit facility, including letters of credit, were $258.8 million and $226.5 million as of August 4, 2007 and July 29, 2006, respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of August 4, 2007 and July 29, 2006, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $32.8 million and $16.7 million, respectively. Available borrowing capacity as of September 14, 2007 was $55.2 million.

The credit facility specifies testing of the EBITDA covenant is required only when our availability is less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined and adjusted for certain reserves. It also requires quarterly testing of the operating cash flow covenant. We were in compliance with all covenants as of August 4, 2007 and February 3, 2007.

Income Taxes. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements. Our future capital requirements will primarily depend on the number of new stores we open, the timing of those openings within a given fiscal year and the need to fund seasonal operating losses. These requirements will include costs directly related to opening new stores and will also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened 8, 19 and 19 new stores in each of fiscal years 2006, 2005 and 2004, respectively.

Our cash used in investing activities was approximately $28 million in fiscal 2006 and approximately $50 million in each fiscal 2005 and fiscal 2004.

In the first half of fiscal 2007, we opened four new stores, including one relocation, with capital expenditures of $17.5 million.  We plan to open nine new stores in our upcoming third quarter of fiscal 2007 and will incur significant capital expenditures which will require capital in the range of $20 million to $25 million.

We believe that we will be able to service our existing stores from our distribution center through fiscal 2008. We will need to begin to expand our distribution capabilities in the next one to two years as we continue to add new stores. We have undertaken a project to analyze our future distribution requirements, develop a strategy to meet our needs, and a plan to implement that strategy. While we believe this project may require significant capital in the next 24 months, no material commitments currently exist related to this project.  The timing and amount of any future commitment related to this project is dependent on a number of factors including new store growth plans, availability of financing and our operating performance.

We incurred approximately $0.3 million of expense in the second quarter of fiscal 2007 related to the early-stage development of a direct channel offering to customers through an e-commerce web site. While our direction and strategy as to how we enter the direct channel market is under development, we believe we will make expenditures in the next 12 months to further this important business objective. Depending on that strategy, we may need to fund approximately $2 million during the remainder of fiscal 2007, including capital expenditures.

In 2006, we began a significant effort to upgrade our merchandise and information systems that will provide enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems over the next several years.

We intend to satisfy our capital requirements in the next 12 months with cash flows from operations, funds available under our expanded credit facility and various secured financing arrangements. However, if business conditions, business strategy or other factors change, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms. Dependent upon the number of future new store openings, we may need additional long-term financing to grow our business in fiscal 2008 and beyond.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of August 4, 2007, the minimum operating lease payments due within one year were $64.5 million. As of August 4, 2007, total minimum operating lease payments remaining over all of our operating leases were $786.7 million. These leases have an average remaining term of approximately 10 years and typically provide us with several successive options to extend the term at our election. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $14.3 million and $10.7 million at August 4, 2007 and July 29, 2006, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $13.9 million and $2.4 million as of August 4, 2007 and July 29, 2006, respectively.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of the first quarter of fiscal 2007. As of August 4, 2007 and February 4, 2007, we believe that no reserves for uncertain income tax positions need to be recorded pursuant to FIN 48.  As a result, and due to our full valuation allowance, we do not have any unrecognized tax benefits. Thus, our adoption of FIN 48 did not have a material impact on our financial position or results of operations. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We are subject to audit by the Internal Revenue Service and states in which we operate, with respect to income taxes for the prior three years. As of February 3, 2007, we have federal and state net operating loss carryforwards of approximately $54.5 million expiring between 2016 and 2026.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $244.5 million at August 4, 2007 and averaged $233.6 million during the second quarter of fiscal 2007. Our average interest rate for the second quarter of fiscal 2007 under our credit facility was approximately 6.9% and was approximately 70 basis points lower than the same period last year due primarily to general interest rate upward movement offset by reductions we obtained in pricing relative to the revolving credit facility and term loan. If short-term floating interest rates on our average variable rate debt for the second quarter of fiscal 2007 had increased by 100 basis points, our interest expense would have increased by approximately $573,000, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

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

On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable. The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers. Cabela’s has appealed the ruling to the U.S. Court of Appeals, 8th Circuit.

We are not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time.  If the July 10, 2007 order is reversed, subsequent proceedings might impact the manner in which we market our products in certain distribution channels in the future. Such an adverse result is not expected to have an affect on our marketing of products through our retail stores. Nor would an unfavorable result preclude us from engaging in direct marketing activities using trademarks not in dispute. A favorable result would confirm our right to use the subject trademarks in all direct marketing activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 13, 2007, we held our annual meeting of shareholders for the purpose of (a) electing seven directors to serve until their successors are duly elected and (b) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending February 2, 2008.

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the election of directors:

	For	Withheld
Mark R. Baker	17,734,232	108,955
Karen M. Bohn	17,731,622	111,565
Marshall L. Day	17,740,167	103,020
Richard C. Dell	17,741,005	102,182
Gerald A. Erickson	17,737,824	105,363
Ronald A. Erickson	17,786,920	56,267
David C. Pratt	17,731,327	111,860

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending February 2, 2008:

For	Against	Abstentions	Broker Non-Votes
17,706,159	136,330	697	—

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The Exhibits filed with this report are set forth on the Exhibit Index filed as a part of this report immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDER MOUNTAIN COMPANY

September 18, 2007	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer
(Principal Executive Officer)

September 18, 2007	By:	/s/ Robert J. Vold
Robert J. Vold
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

10.1	Form of Amendment to Employment Agreement for the Registrant’s Executive Officers	Incorporated By Reference (3)

10.2	Letter Agreement dated July 10, 2007 by and between the Registrant and Dennis M. Lindahl	Incorporated By Reference (4)

10.3

Third Amended and Restated Loan and Security Agreement, dated August 15, 2007, among Gander Mountain Company, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Foothill Capital Corporation, as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein

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

(3)          Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2007 (Commission File No. 000-50659), filed with the Commission on July 13, 2007.

(4)          Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 9, 2007 (Commission File No. 000-50659), filed with the Commission on July 13, 2007.

(5)          Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 15, 2007 (Commission File No. 000-50659), filed with the Commission on August 21, 2007.