Form 10-Q
period 2007-11-03
GANDER MOUNTAIN CO
filed 2007-12-18
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value; 24,072,494 shares outstanding as of December 10, 2007.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED NOVEMBER 3, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

Gander Mountain Company

Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Sales	$259,539	$246,491	$651,799	$584,553
Cost of goods sold	189,445	183,594	496,293	450,590
Gross profit	70,094	62,897	155,506	133,963

Operating expenses:
Store operating expenses	53,392	44,553	137,671	116,880
General and administrative expenses	13,128	10,490	36,281	29,449
Pre-opening expenses	3,174	1,772	5,138	3,245
Gain on insurance settlement	—	(1,400)	—	(1,400)
Income (loss) from operations	400	7,482	(23,584)	(14,211)
Interest expense, net	5,543	5,456	14,049	14,289
Income (loss) before income taxes	(5,143)	2,026	(37,633)	(28,500)
Income tax provision	—	—	—	—
Net income (loss)	$(5,143)	$2,026	$(37,633)	$(28,500)

Income (loss) per common share
Basic	$(0.25)	$0.14	$(1.86)	$(1.99)
Diluted	$(0.25)	$0.14	$(1.86)	$(1.99)

Weighted average common shares outstanding
Basic	20,362	14,308	20,255	14,295
Diluted	20,362	14,325	20,255	14,295

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Balance Sheets

(In thousands)

	November 3,	February 3,
	2007	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,684	$1,342
Accounts receivable	22,445	10,337
Inventories	474,953	349,120
Prepaids and other current assets	13,332	10,681
Total current assets	512,414	371,480
Property and equipment, net	168,328	144,439
Other assets, net	10,269	5,698
Total assets	$691,011	$521,617

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$307,578	$168,485
Accounts payable	111,474	62,868
Accrued and other current liabilities	49,511	48,032
Current maturities of long term debt	5,394	1,677
Total current liabilities	473,957	281,062

Long term debt	25,901	16,421
Other long term liabilities	27,665	27,343

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 20,362,097 and 20,027,788 shares issued and outstanding)	204	200
Additional paid-in-capital	256,734	252,408
Notes receivable from shareholders	(4,100)	(4,100)
Accumulated deficit	(89,350)	(51,717)
Total shareholders’ equity	163,488	196,791
Total liabilities and shareholders’ equity	$691,011	$521,617

See accompanying notes to unaudited financial statements.

Gander Mountain Company
Statements of Cash Flows - Unaudited
(In thousands)

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
Operating activities
Net loss	$(37,633)	$(28,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,770	16,618
Stock-based compensation expense	1,278	904
Loss (gain) on disposal of assets	60	(782)
Change in operating assets and liabilities:
Accounts receivable	(12,108)	(15,262)
Inventories, net of acquired assets	(122,435)	(91,228)
Prepaids and other current assets	(2,651)	(6,377)
Other assets, net of acquired assets	(1,483)	(1,088)
Accounts payable and other liabilities	50,407	59,687
Net cash used in operating activities	(104,795)	(66,028)
Investing activities
Purchases of property and equipment	(40,548)	(31,105)
Acquisition of business	(7,080)	—
Proceeds from insurance settlement	—	5,197
Proceeds from sale of assets	—	2,100
Net cash used in investing activities	(47,628)	(23,808)
Financing activities
Borrowings under credit facility, net of repayments	139,093	84,965
Proceeds from long term debt	13,082	5,300
Reductions in long term debt	(2,463)	(699)
Proceeds from exercise of stock options and stock sales	3,053	133
Net cash provided by financing activities	152,765	89,699

Net increase / (decrease) in cash	342	(137)
Cash, beginning of period	1,342	1,580
Cash, end of period	$1,684	$1,443

See accompanying notes to unaudited financial statements.

Gander Mountain Company

Notes to Unaudited Financial Statements

Quarterly Period Ended November 3, 2007

1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of November 3, 2007 and for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 3, 2007.

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

2. Stock-Based Compensation

We have three share-based compensation plans: the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition, we granted certain stock option awards in fiscal 1998 and fiscal 2002 that were not under a stock-based compensation plan. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.  As of November 3, 2007, there were a total of 3,915,045 options to purchase common stock outstanding under all of our stock option plans and non-plan option awards, with a weighted average exercise price of $ 10.40 and a weighted average remaining life of 7.3 years.  There were 2,622,593 options that were exercisable as of November 3, 2007 with a weighted-average exercise price of $11.40.

Stock-based compensation expense for the 13 weeks ended November 3, 2007 and October 28, 2006, was $447,000 and $296,000, respectively. Stock-based compensation expense for the 39 weeks ended November 3, 2007 and October 28, 2006, was $1,278,000 and $904,000, respectively. As of November 3, 2007, there was approximately $3.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.

During our third quarter of fiscal 2007, there were 150 options exercised with an immaterial aggregate intrinsic value and immaterial cash proceeds to us.  For the first nine months of fiscal 2007, there were 323,543 options exercised with an aggregate intrinsic value of $1,238,000, which generated $2,933,000 in net cash proceeds for us.  There were no option exercises during the nine months of fiscal 2006.

As of November 3, 2007, there were 782,667 shares available for future grant under the 2004 Omnibus Stock Plan.

	13 weeks - November 3, 2007		13 weeks - October 28, 2006
	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding - Beginning	3,949,627	$10.39	4,043,656	$10.29
Granted	43,350	9.49	74,000	5.79
Exercised	(150)	5.12	—	—
Forfeited	(77,782)	9.27	(24,828)	10.01
Outstanding -Ending	3,915,045	$10.40	4,092,828	$10.19

Weighted-average Black-Scholes fair value of options granted		$4.60		$2.84

	39 weeks - November 3, 2007		39 weeks - October 28, 2006
	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding - Beginning	3,945,475	$10.16	3,680,804	$10.84
Granted	534,350	11.72	607,867	6.68
Exercised	(323,543)	9.07	—	—
Forfeited	(241,237)	10.89	(195,843)	11.08
Outstanding -Ending	3,915,045	$10.40	4,092,828	$10.19

Weighted-average Black-Scholes fair value of options granted		$5.79		$3.28

3. New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of the first quarter of fiscal 2007. As of November 3, 2007 and February 3, 2007, we believe that no reserves for uncertain income tax positions need to be recorded pursuant to FIN 48.  As a result, and due to our full valuation allowance, we do not have any unrecognized tax benefits. Thus, our adoption of FIN 48 did not have a material impact on our financial position or results of operations. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective for our 2008 fiscal year. We are currently evaluating the potential impact of adopting SFAS No. 159 on our financial position and results of operations.

4. Capital Stock

The authorized capital stock of our company consists of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of November 3, 2007, there were 20,362,097 shares of common stock and no shares of preferred stock outstanding.

Refer to the discussion in Note 11 — Subsequent Events regarding the sales of unregistered securities on December 6, 2007 and the cancellation of 357,400 shares of outstanding common stock in November 2007.

5. Credit Facility and Secured Borrowings

Credit facility—Our credit facility provides us with the capital to fund the operations and growth of our business.  Our revolving credit facility has a limit of $345.0 million, with an option to increase the revolving facility limit by another $55.0 million subject to certain terms and conditions. On December 6, 2007, pursuant to an amended and restated agreement, we agreed with Bank of America, N.A., as agent, and the lenders named therein, to add a $40.0 million term loan commitment to the lenders’ pre-existing term loan commitment of $20.0 million. The maturity date for the additional term loan under our amended facility is September 30, 2011. We used the proceeds of the additional term loan to finance an acquisition and plan to continue to utilize the other proceeds of the credit facility for working capital and general corporate purposes.

Outstanding borrowings under the credit facility, including letters of credit, were $316.2 million and $267.6 million as of November 3, 2007 and October 28, 2006 , respectively.  Actual availability under the amended credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of November 3, 2007 and October 28, 2006 , our available borrowing capacity under the credit facility, after subtracting letters of credit, was $48.8 million and $27.4 million, respectively.

Prior to December 6, 2007, the credit facility specified testing of the EBITDA covenant when our availability was less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined. It also required quarterly testing of the operating cash flow covenant. The December 6, 2007 amendment and restatement of our credit facility replaced these former covenants relating to EBITDA and minimum operating cash flow with a minimum excess availability reserve covenant. As of November 3, 2007, we were in compliance with all covenants of the credit facility, as amended and restated on December 6, 2007.

Secured Borrowings—During fiscal 2007, we entered into agreements with two banks that allowed us to finance capital expenditures of certain of our new stores under long-term, secured financing arrangements. In June 2007, in exchange for $7.3 million, we issued a promissory note carrying a fixed interest rate of 8.7% and a five year repayment term. In September 2007, in exchange for $5.5 million, we issued a promissory note carrying a fixed interest rate of 8.0% and a four year repayment term. Monthly payments of principal and interest are made under these notes, which are secured by certain property and equipment of 18 new stores we opened in fiscal 2007, 2006 and 2005.

6. Earnings Per Share

Basic and diluted income or loss per share is based upon the weighted average number of shares outstanding.  Diluted loss per share for the 13 and 39 weeks ended November 3, 2007 and the 39 weeks ended October 28, 2006, excludes potentially dilutive stock options from the calculation of weighted average shares outstanding because including them would have an anti-dilutive effect on loss per share. Diluted income per common share for the 13 weeks ended October 28, 2006 includes potentially dilutive stock options determined by applying the treasury stock method.

As of November 3, 2007 and October 28, 2006, there were a total of 3,915,045 and 4,092,828 options to purchase common stock outstanding, respectively.

7. Selected Balance Sheet Information (in thousands)

Other Assets	November 3, 2007	February 3, 2007
Goodwill	$6,573	$2,837
Loan Fees	1,831	1,762
Deposits and long term prepayments	1,233	1,099
Non-Compete agreements	632	—
Other Non Current Assets	$10,269	$5,698

Accrued and other current liabilities consist of:	November 3, 2007	February 3, 2007
Gift cards and gift certificate liabilities	$16,279	$25,616
Payroll and related fringe benefits	6,701	6,456
Sales, property and use taxes	9,025	5,530
Lease related costs	1,436	1,325
Insurance reserves and liabilities	1,792	2,014
Interest	866	391
Due-to-related parties	—	22
Other accruals and current liabilities	13,412	6,679
Accrued and other current liabilities	$49,511	$48,032

Long term debt consists of:	November 3, 2007	February 3, 2007
Capitalized lease obligations	11,576	11,428
Notes Payable	14,325	4,993
Long term debt	$25,901	$16,421

Other long-term liabilities consist of:	November 3, 2007	February 3, 2007
Deferred rent	$25,958	$25,310
Insurance reserves and other liabilities	1,707	2,033
Other long-term liabilities	$27,665	$27,343

8. Acquisition of Business

In September 2007, we acquired a competitor’s business consisting of a retail store that was selling similar outdoor lifestyle products and which was located within close proximity to one of our retail stores. The purchase price paid in cash was $7.1 million including transaction costs. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $3.7 million. Substantially all of the excess was attributed to goodwill except for $250,000 which was allocated to a covenant not-to-compete agreement. The goodwill will not be subject to amortization for book purposes but rather an annual impairment test for recoverability. The goodwill will be deductible for tax purposes. We have closed the competitor’s store and transferred the operation and assets to our location.  Results of the acquired business have been included in our operations from the date of the acquisition.

9. Supplemental Cash Flow Information

During the 39 weeks ended November 3, 2007 and October 28, 2006, we acquired equipment totaling $2.6 million and $1.2 million, respectively, that was financed through capital leases. Purchases of property and equipment in the statement of cash flows exclude these amounts.

10. Contingencies

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

Other Legal Claims—Various claims and lawsuits arising in the normal course of business may be pending against us from time to time. The subject matter of these proceedings typically relate to commercial disputes, employment issues, product liability and other matters. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

11. Subsequent Events

Acquisition of Overton’s—On December 6, 2007, we completed the acquisition of all of the outstanding equity securities of Overton’s Holding Company pursuant to a Securities Purchase Agreement, dated December 6, 2007, among our company, Overton’s and the sellers named therein.  As a result of this transaction, Overton’s became a wholly owned subsidiary of our company.  The total purchase price for the acquisition was approximately $70.0 million, net of cash acquired,  (including the repayment of Overton’s existing long term indebtedness at closing), subject to adjustment for certain transaction and working capital matters.  We financed this purchase price with a new term loan, new equity financing described below and borrowings under our revolving credit facility.

Overton’s is a leading internet and catalog marketer of specialty water sports and related marine accessories.  Overton’s products are sold under two principal brands, Overton’s® and Consumers Marine®, through catalogs, websites and three retail showrooms.  Pursuant to a non-compete agreement entered into by Overton’s as part of a previous transaction in 2002, Overton’s is restricted from selling hunting related products until March 2009.

Credit Facility Amendment in Connection with Acquisition—On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent and the lenders named therein.  The amendment and restatement was effected to add a $40.0 million term loan to our secured credit facility to finance our acquisition of Overton’s and to make certain other amendments, including reducing permitted capital expenditures and replacing former covenants relating to minimum operating cash flow and EBITDA with a minimum excess availability reserve covenant.  The minimum excess availability reserve is 5.0% through July 2009 and 7.5% thereafter.  The additional term loan has a four year maturity with interest only payments in year one, mandatory semi-annual principal payments in years two and three, and mandatory quarterly principal payments in year four that will fully amortize the loan.  Interest on the additional term loan will be on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding.  The additional term loan may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests.  We will not have the ability to exercise the feature under our revolving credit facility to increase the credit facility to its maximum amount of $400 million, while the additional term loan is outstanding.  We used all proceeds of the additional term loan to finance the acquisition of Overton’s.  The amendment and restatement does not change the interest rates applicable to revolving advances or our previously outstanding term loan.

David C. Pratt, our Chairman, and Holiday Stationstores, Inc., an affiliate of Ronald A. Erickson, our Vice Chairman, and Gerald A. Erickson, a director of our company, provided guaranties of the additional term loan to Bank of America in connection with the financing.  Mr. Pratt is guaranteeing up to $40.0 million of the obligations under the additional term loan while Holiday is separately guaranteeing up to $9.9 million of the obligations under the additional term loan.  Neither Mr. Pratt nor Holiday received any consideration in exchange for their guaranties.

Sale of Securities—On December 6, 2007, we entered into Stock Purchase Agreements with GRATCO LLC, an affiliate of David C. Pratt, our Chairman, and with Holiday pursuant to which we sold an aggregate of 4,067,797 shares of our common stock for a per share purchase price of $5.90 and an aggregate purchase price of $24,000,002.  GRATCO purchased 3,065,000 shares for a purchase price of $18,083,500 and Holiday purchased 1,002,797 shares for a purchase price of $5,916,502.

Other Subsequent Events—In November 2007, we accepted the tender of outstanding shares of common stock in exchange for the cancellation of an outstanding note receivable from a shareholder and former officer that became due and payable. Accordingly, and in accordance with the original purchase agreement, we have cancelled and removed $3,500,000 of notes receivable and decreased our common stock and additional paid-in-capital accounts appropriately. We cancelled 357,400 shares of outstanding common stock in connection with this event.

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

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. As of November 3, 2007, we expanded our store base to 115 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 6.2 million square feet of retail space in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We have opened 13 new stores in fiscal 2007, including three relocations.  Four new stores were opened in the first half of fiscal 2007, including one relocated store and nine new stores were opened in the second half of fiscal 2007, including two relocated stores. We have completed our opening of new stores for fiscal 2007.  As of November 3, 2007, we have 25% of our stores located in southern markets as compared to 19% at February 3, 2007. Our store locations are as indicated in the table below:

States and Number of Stores
Northern Markets		Southern Markets
Colorado	2	Alabama	1
Illinois	4	Arkansas	1
Indiana	6	Florida	3
Iowa	2	Kansas	1
Maryland	1	Kentucky	2
Michigan	14	Mississippi	1
Minnesota	13	North Carolina	3
New York	9	Tennessee	2
North Dakota	1	Texas	11
Ohio	9	Virginia	3
Pennsylvania	11	West Virginia	1
Wisconsin	14
	86		29

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

The larger format enables us to offer more products and services to our customers.  Our large-format stores offer unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop, archery target lanes, and a power shop performing repairs for ATVs, boats and other engines. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities. Many of our large-format stores utilize adjacent outside selling areas to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes. The outside selling areas increase the efficiency of our stores and offer greater visibility for the products displayed. As of November 3, 2007,  68 of our 115 stores were in our large format.

In January 2007, we and Tracker Marine Group, a division of Bass Pro Shops, announced that the popular Tracker Marine Group boat brands will be featured in our stores. Our roll-out of this expanded boat program, which also features the Crestliner, Mercury and Yamaha brands, began mid-quarter of our first quarter of fiscal 2007.  Brand offerings are tailored in each location based on market and store dynamics and customer preferences. We are currently evaluating the breadth and depth of our powersports and service offerings across our retail network in light of current economic conditions and the lower margins we realize on sales of ATVs and boats. We expect to reduce the number of stores in which we offer ATVs, boats and power shop services based on the results of the evaluation. We will continue to offer ATVs, boats and power shop services in our larger format stores where we believe market opportunities exist.

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

•                  price competition,

•                  clearance activities in connection with seasonal inventory management,

•                  closeout sales in connection with store relocations and consolidations,

•                  sourcing of products from locations outside the United States,

•                  vendor programs, and

•                  supply chain enhancements.

In addition, our gross margin includes the impacts of store occupancy and distribution costs. We monitor these costs in absolute dollars and as a percentage of sales.

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

Strategic Acquisition

On December 6, 2007, we completed the acquisition of all of the outstanding equity securities of Overton’s Holding Company pursuant to a Securities Purchase Agreement. As a result of this transaction, Overton’s became a wholly owned subsidiary of our company.

Overton’s is a leading internet and catalog marketer of specialty water sports and related marine accessories.  Overton’s product line includes water skis, wakeboards, dive gear, apparel, footwear, marine electronics, GPS devices, boat maintenance and repair, trailers, and boat accessories.  Overton’s products are sold under two principal brands, Overton’s® and Consumers Marine®, through catalogs, websites and three retail showrooms.  The acquisition of Overton’s will enable us to accelerate our strategy to reach customers through an integrated, multi-channel approach utilizing catalogs, websites and retail stores.  Overton’s will continue to operate under the “Overton’s®” brand as a wholly-owned subsidiary of our company and our retail store network will provide an opportunity to further leverage Overton’s catalog distribution by reaching our customers, many of whom are pre-disposed to boating, fishing and similar outdoor lifestyle activities.

Overton’s latest full year sales were approximately $90.0 million. Like us Overton’s also operates a highly seasonal business with approximately 70% of its sales occurring in the first and second quarters of our fiscal year, with the historically highest sales month being June.  We believe the seasonality of Overton’s business will reduce seasonal fluctuations in our consolidated business.  Overton’s gross margins on products in the aggregate are higher than ours.  Thus, we expect the inclusion of Overton’s results of operations with ours should favorably impact our consolidated gross margin.

Pursuant to a non-compete agreement entered into by Overton’s as part of a previous transaction in 2002, Overton’s is restricted from selling hunting-related products, as defined in the agreement, until March 2009.  Between our and Overton’s capabilities and resources, we will be able to feature a full complement of internet and catalog offerings.

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

Results of Operations

The following table represents our unaudited statements of operations reflected as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.0%	74.5%	76.1%	77.1%
Gross profit	27.0%	25.5%	23.9%	22.9%

Operating expenses:
Store operating expenses	20.6%	18.1%	21.1%	20.0%
General and administrative expenses	5.0%	4.3%	5.6%	5.0%
Pre-opening expenses	1.2%	0.7%	0.8%	0.6%
Gain on insurance settlement	0.0%	(0.6)%	0.0%	(0.2)%
Income (loss) from operations	0.2%	3.0%	(3.6)%	(2.5)%
Interest expense, net	2.2%	2.2%	2.2%	2.4%
Income (loss) before income taxes	(2.0)%	0.8%	(5.8)%	(4.9)%
Income tax provision	0.0%	0.0%	0.0%	0.0%
Net income (loss)	(2.0)%	0.8%	(5.8)%	(4.9)%

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

The following table represents our sales by major product category stated as a percentage:

Sales by Product Category	13 Weeks Ended
	November 3,	October 28,
	2007	2006
Hunting and Firearms/ammo	51.9%	52.5%
Fishing and Marine	9.7%	9.2%
Camping, Paddlesports and Backyard Equipment	6.2%	6.5%
Apparel and Footwear	23.0%	24.3%
Powersports	6.3%	4.4%
Other	2.9%	3.1%
TOTAL	100.0%	100.0%

Powersports includes sales of boats, ATVs and accessories.  The Other category includes sales of food and candy, gifts, home décor and parts and service.

Thirteen Weeks Ended November 3, 2007 compared to Thirteen Weeks Ended October 28, 2006

Sales. Sales increased by $13.0 million, or 5.3%, to $259.5 million in the third quarter of fiscal 2007 from $246.5 million in the third quarter of fiscal 2006. This increase resulted primarily from sales of $35.2 million from new stores not yet included in the comparable store sales base, partially offset by a comparable store sales decrease of $19.2 million and a $3.0 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales decreased 8.4% compared to an increase of 7.4% in the third quarter of fiscal 2006. We opened nine new stores during the third quarter of fiscal 2007, including two relocations, compared to five new stores during the third quarter of fiscal 2006. Total square footage as of November 3, 2007 increased 13.8% to 6.2 million square feet, as compared to October 28, 2006.

We believe the comparable store sales decrease was impacted by worsening overall economic conditions, including credit concerns, housing market foreclosures, rising fuel and food prices, and decreased consumer confidence. Warm and dry weather conditions in specific markets, particularly in September and October, also contributed to weak sales.  The sales weakness was present in all of our regions.

Gross Profit. Gross profit increased by $7.2 million, or 11.4%, to $70.1 million in the third quarter of fiscal 2007 from $62.9 million in the third quarter of fiscal 2006. As a percentage of sales, gross profit increased 150 basis points to 27.0% in the third quarter of fiscal 2007 from 25.5% in the third quarter of fiscal 2006.  The primary factors affecting gross profit in the current quarter were an initial product margin increase of 260 basis points as we benefited from a general improvement in overall pricing structure, reduced clearance activity and increased penetration of our owned brands from 10.9% to 13.0%.  The sales mix had a slightly negative impact on initial margin resulting primarily from increased lower-margin powersports sales and decreased higher-margin apparel sales.  Gross profit was negatively impacted approximately 70 basis points due to sales de-leverage in occupancy costs as a result of the comparable stores sales decrease.

Store Operating Expenses.  Store operating expenses increased by $8.8 million, or 19.8%, to $53.4 million in the third quarter of fiscal 2007 from $44.6 million in the third quarter of fiscal 2006, primarily due to new store growth. As a percentage of sales, store operating expenses increased 250 basis points to 20.6% in the third quarter of fiscal 2007 from 18.1% in the third quarter of fiscal 2006. The increase was primarily attributable to the decrease in comparable store sales. Excluding grand opening expenses, advertising and marketing expenses were approximately the same in the comparable quarters as a percentage of sales.

General and Administrative Expenses.  General and administrative expenses increased by $2.6 million, or 25.1% to $13.1 million in the third quarter of fiscal 2007 from $10.5 million in the third quarter of fiscal 2006. As a percentage of sales, general and administrative expenses increased 80 basis points to 5.0 % in the third quarter of fiscal 2007 from 4.3% in the third quarter of fiscal 2006. The increase as a percentage of sales was primarily due to severance costs of $1.2 million and de-leverage as a result of the comparable stores sales decrease.

Pre-opening Expenses.  Pre-opening expenses increased $1.4 million, or 79.1%, to $3.2 million in the third quarter of fiscal 2007 from $1.8 million in the third quarter of fiscal 2006. We opened nine new stores in the third quarter of fiscal 2007 compared to five new stores in the third quarter of fiscal 2006. Pre-opening expenses in fiscal 2007 also include approximately $0.2 million of costs related to the development of a direct channel offering to customers through an e-commerce web site.

Gain on Insurance Settlement. For the third quarter ended October 28, 2006, we recorded a gain of $1.4 million in connection with an insurance settlement resulting from flood damage at one of our stores.

Interest Expense, net.  Interest expense increased $0.1 million to $5.5 million in the third quarter of fiscal 2007 from $5.4 million in the third quarter of fiscal 2006. Average outstanding borrowings for the current quarter increased approximately 9% as compared to the average outstanding borrowings for the third quarter of fiscal 2006. The increase was due to increased cash used in operations primarily to acquire additional inventory, increased cash used to purchase property and equipment and to purchase a competing business as described above, offset by a reduction in debt resulting from the application of proceeds from the issuance of $50.0 million of common stock in December 2006. Interest expense was further reduced by an approximately 65-basis point decrease in interest rates due to general interest rate declines and as a result of our February 28, 2007 amendment to our credit facility.

Income Tax Provision. We did not record an income tax provision for the third quarters of fiscal 2007 or fiscal 2006 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss was $5.1 million for the third quarter of fiscal 2007, as compared to net income of $2.0 million for the third quarter of fiscal 2006.

Thirty-Nine Weeks Ended November 3, 2007 compared to Thirty-Nine Weeks Ended October 28, 2006.

Sales.  Sales increased by $67.2 million, or 11.5%, to $651.8 million in the first nine months of fiscal 2007 from $584.6 million in the first nine months of fiscal 2006. This increase resulted primarily from sales of $83.1 million from new stores not yet included in the comparable store sales base, partially offset by a comparable store sales decrease of $10.4 million and a $5.5 million sales decrease from relocated or consolidated stores and changes in other revenues. Comparable store sales decreased 1.9% compared to a decrease of 2.0% in the first nine months of fiscal 2006. We opened thirteen new stores during the first nine months of fiscal 2007, including three relocations, compared to eight new stores during the first nine months of fiscal 2006, including one relocation.

The comparable store sales decrease was the result of sales weakness across all regions in the third quarter of fiscal 2007, which we believe was due to weaker overall economic conditions. The third quarter decrease more than offset the 2.7% increase in sales performance in the first half of fiscal 2007. Overall sales performance was enhanced in the first six months of fiscal 2007 by the increase in powersports sales generated by the rollout of our boat offering across 34 stores, and by strength in firearms/ammunition and footwear. For the nine months of fiscal 2007, with the exception of powersports, all major merchandise categories declined on a comparable store basis.

Gross Profit. Gross profit increased by $21.5 million, or 16.1%, to $155.5 million in the first nine months of fiscal 2007 from $134.0 million in the first nine months of fiscal 2006. As a percentage of sales, gross profit increased approximately 100 basis points to 23.9% in the first nine months of fiscal 2007 from 22.9% in the first nine months of fiscal 2006.

The primary factors affecting gross profit in the first nine months of fiscal 2007 were an initial margin increase of approximately 180 basis points due to continued benefits from purchasing leverage and increasing scale, a general improvement in overall pricing structure related to our Everyday-Low-Price strategy, and lower clearance activities. These were partially offset by an 80 basis point decrease attributable to the shift in sales mix resulting from increased lower-margin powersports sales and decreased higher-margin apparel sales and a 10 basis points decrease due to de-leverage in store occupancy costs.

Store Operating Expenses.  Store operating expenses increased by $20.8 million, or 17.8%, to $137.7 million in the first nine months of fiscal 2007 from $116.9 million in the first nine months of fiscal 2006. As a percentage of sales, store operating expenses increased approximately 110 basis points to 21.1% in the first nine months of fiscal 2007 from 20.0% in the first nine months of fiscal 2006. During the first six months of fiscal 2007 improved store labor productivity and favorable trends in insurance claims for which we are self-insured, resulted in leverage as a percentage of sales, but were offset by early start-up costs (first quarter) related to the roll-out of the Tracker Marine boat program and a new incentive compensation structure (second quarter). The third quarter comparable store sales decrease de-leveraged store operating expenses by approximately 100 basis points for the nine-month period.  Excluding grand opening expenses, advertising and marketing expense as a percentage of sales were approximately the same in the comparable nine-month periods.

General and Administrative Expenses.  General and administrative expenses increased by $6.8 million, or 23.2%, to $36.3 million in the first nine months of fiscal 2007 from $29.4 million in the first nine months of fiscal 2006. As a percentage of sales, general and administrative expenses increased approximately 60 basis points to 5.6% in the first nine months of fiscal 2007 from 5.0% in the first nine months of fiscal 2006. The increase as a percentage of sales was primarily due to severance costs of $1.6 million, the new incentive compensation structure implemented in our second quarter of fiscal 2007,  as well as increased investment in systems infrastructure and  logistics consulting.

Pre-opening Expenses.  Pre-opening expenses increased $1.9 million, or 58.3%, to $5.1 million in the first nine months of fiscal 2007 from $3.2 million in the first nine months of fiscal 2006. We opened 13 new stores in the first nine months of fiscal 2007 and we opened eight new stores in the first nine months of fiscal 2006. Pre-opening expenses in the first nine months of fiscal 2007 also included approximately $0.5 million of costs related to the development of a direct channel offering to customers through an e-commerce web site.

Gain on Insurance Settlement. For the nine months ended October 28, 2006, we recorded a gain of $1.4 million in connection with an insurance settlement resulting from flood damage at one of our stores.

Interest Expense, net.  Interest expense decreased $240,000, or 1.7% , to $14.0 million in the first nine months of fiscal 2007 from $14.3 million in the first nine months of fiscal 2006. Average outstanding borrowings during the first nine months of fiscal 2007 increased 4.0%, as compared to the first nine months of fiscal 2006, due primarily to increased cash used in operations primarily to acquire additional inventory, increased cash used to purchase property and equipment and to purchase a competing business as described above, offset by the reduction of debt from the issuance of $50.0 million of common stock in December 2006. Interest expense was further reduced by an approximately 50 basis points decrease in average interest rates due to general interest rate declines and as a result of our February 28, 2007 amendment to our credit facility.

Income Tax Provision. We did not record an income tax benefit for the first nine months of fiscal 2007 or fiscal 2006 due to the uncertainty of the realization of the net operating loss carry forwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss. As a result of the factors discussed above, the net loss of $37.6 million for the first nine months of fiscal 2007 represented an increase of $9.1 million from the net loss of $28.5 million for the first nine months of fiscal 2006.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, property and equipment and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses.

Operating Activities.  Net cash used in operating activities for the first nine months of fiscal 2007 increased by $38.8 million to $104.8 million, as compared to $66.0 million for the first nine months of fiscal 2006. This was primarily the result of the $31.2 million of inventory growth and the increased net loss in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. Additional new stores, increased inventory levels in powersports resulting from the roll-out of the Tracker Marine boat program, increased ATV inventory as a result of more large-format stores that carry ATVs and our tactical efforts to merchandise certain seasonal inventory in our stores earlier, all contributed to the increased inventories. Funding from increased levels of accounts payable and accrued expenses provided $9.3 million less in the first nine months of fiscal 2007 versus the first nine months of fiscal 2006.

Investing Activities.  Net cash used in investing activities was $47.6 million in the first nine months of fiscal 2007 and $23.8 million in the first nine months of fiscal 2006. We used cash primarily for equipment to open new stores, for information technology equipment at our corporate offices and to upgrade existing stores. The increase in net cash used of $23.8 million was due to more new stores opened in the first nine months of fiscal 2007 than the comparable period in fiscal 2006, the acquisition of a business for $7.1 million in the third quarter of fiscal 2007, and $5.2 million in proceeds from an insurance settlement and $2.1 million in proceeds from the sale of assets, both in fiscal 2006, which we did not experience in fiscal 2007. During the first nine months of fiscal 2007  and fiscal 2006, we acquired equipment totaling approximately $2.6 million and $1.2 million, respectively, that was financed through capital leases. These amounts are excluded from purchases of property and equipment in the statements of cash flows.

Financing Activities.  Net cash provided by financing activities for the first nine months of fiscal 2007 increased by $63.1 million to $152.8 million, as compared to $89.7 million in the first nine months of fiscal 2006. Increased net borrowings under our credit facility accounted for $54.1 million of this increase, with these borrowings being utilized to fund the increase in cash used in operations of $38.8 million and $23.8 million of additional cash used for investing activities.Our financing activities were utilized to fund our continued store and business expansion, including inventory and property and equipment, and to fund our seasonal operating losses. Additional funding sources for these cash needs during the first nine months of fiscal 2007 included proceeds of $2.9 million from the exercise of stock options.

During fiscal 2007, we entered into agreements with two banks that allowed us to finance capital expenditures of certain of our new stores under long-term, secured financing arrangements. In June 2007, in exchange for $7.3 million, we issued a promissory note carrying a fixed interest rate of 8.7% and a five year repayment term. In September 2007, in exchange for $5.5 million, we issued a promissory note carrying a fixed interest rate of 8.0% and a four year repayment term. Monthly payments of principal and interest are made under these notes, which are secured by certain property and equipment of 18 new stores we opened in fiscal 2007, 2006 and 2005.

Equity Financing. On December 6, 2007, we entered into Stock Purchase Agreements with GRATCO LLC, an affiliate of David C. Pratt, our Chairman, and with Holiday Stationstores, Inc. pursuant to which we sold an aggregate of 4,067,797 shares of our common stock for a per share purchase price of $5.90 and an aggregate purchase price of $24,000,002. GRATCO purchased 3,065,000 shares for a purchase price of $18,083,500 and Holiday purchased 1,002,797 shares for a purchase price of $5,916,502.

Credit Facility. Our credit facility provides us with the capital to fund the operations and growth of our business.  Our revolving credit facility has a limit of $345.0 million, with an option to increase the revolving facility limit by another $55.0 million subject to certain terms and conditions

Outstanding borrowings under the credit facility, including letters of credit, were $316.2 million and $267.6 million as of November 3, 2007 and October 28, 2006, respectively.  Actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Based on eligible inventory and accounts receivable balances as of November 3, 2007 and October 28, 2006, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $48.8 million and $27.4 million, respectively.

On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent and the lenders named therein.  The amendment and restatement was effected to add a $40.0 million term loan to the pre-existing $20.0 million term loan under our secured credit facility and to make certain other amendments, including reducing permitted capital expenditures and replacing former covenants relating to minimum operating cash flow and EBITDA with a minimum excess availability reserve covenant.  The additional term loan has a four year maturity with interest only payments in year one, mandatory semi-annual principal payments in years two and three, and mandatory quarterly principal payments in year four that will fully amortize the loan.  Interest on the additional term loan will be on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding.  The additional term loan may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests.  We will not have the ability to exercise the $55.0 million accordion feature under our revolving credit facility, (i.e., increase the credit facility to $400 million), while the additional term loan is outstanding.  We used all proceeds of the additional term loan to finance the acquisition of Overton’s.  The amendment and restatement does not change the interest rates applicable to revolving advances or our previously outstanding term loan.

David C. Pratt, our Chairman, and Holiday Stationstores, Inc., an affiliate of Ronald A. Erickson, our Vice Chairman, and Gerald A. Erickson, a director, provided guaranties of the additional term loan to Bank of America in connection with the financing.  Mr. Pratt is guaranteeing up to $40.0 million of the obligations under the additional term loan while Holiday is separately guaranteeing up to $9.9 million of the obligations under the additional term loan.  Neither Mr. Pratt nor Holiday received any consideration in exchange for their guaranties.

Prior to December 6, 2007 the credit facility specified testing of the EBITDA covenant when our availability was less than 10% of the lesser of (a) the revolving credit facility maximum on any given day or (b) the borrowing base, as defined. It also required quarterly testing of the operating cash flow covenant. The December 6, 2007 amendment and restatement of our credit facility replaced these former covenants relating to EBITDA and minimum operating cash flow with a minimum excess availability reserve covenant of 5.0% through July 2009 and 7.5% thereafter. As of November 3, 2007, we were in compliance with all covenants of the credit facility, as amended and restated on December 6, 2007.

Income Taxes. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Future Capital Requirements. Our future capital requirements will primarily depend on the number of new stores we open, the timing of those openings within a given fiscal year and the need to fund seasonal or annual operating losses. These requirements will include costs directly related to opening new stores and will also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support a larger store base. We opened 8, 19 and 19 new stores in each of fiscal 2006, 2005 and 2004, respectively. Our cash used in investing activities was approximately $28.0 million in fiscal 2006 and approximately $50.0 million in each fiscal 2005 and fiscal 2004. In the first nine months of fiscal 2007, we opened 13 new stores, including three relocations, with capital expenditures of $40.5 million.  As of November 3, 2007, all new stores for fiscal 2007 have been opened. We anticipate total capital expenditures for purchases of property and equipment to approximate $45.0 million for the fiscal year 2007.

We believe that we will be able to service our existing stores from our distribution center through fiscal 2009. We will need to begin to expand our distribution capabilities in the next two to three years as we continue to add new stores. We have undertaken a project to analyze our future distribution requirements, develop a strategy to meet our needs, and a plan to implement that strategy. While we believe this project may require significant capital in the next 36 months, no material commitments currently exist related to this project.  The timing and amount of any future commitment related to this project is dependent on a number of factors including new store growth plans, availability of financing and our operating performance.

We incurred approximately $0.5 million of expense and $0.4 million of expenditures for property and equipment during the first nine months of fiscal 2007 related to the development of a direct channel offering to customers through an e-commerce web site. With our acquisition of Overton’s, we have undertaken a significant step toward our strategy of providing multi-channel offerings to our customers. Since the first quarter of fiscal 2007, we have been developing a set of e-commerce capabilities to deploy in a direct channel strategy and we will continue to work on this important initiative simultaneously with the integration of Overton’s. We expect we will continue to make expenditures in the next 12 months to further this important business objective and we may need to fund up to approximately $1.0 million over the next 12 months including pre-launch expenses and capital expenditures.

In 2006, we began a significant effort to upgrade our merchandise and information systems that will provide enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems over the next several years.

We intend to satisfy our capital requirements in the next 12 months with cash flows from operations, funds available under our expanded credit facility and various secured financing arrangements. However, if business conditions, business strategy or other factors change, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms. We expect to open five to six new stores in fiscal 2008. We may need additional long-term financing to grow our business beyond fiscal 2008.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of November 3, 2007, the minimum operating lease payments due within one year were $68.4 million. As of November 3, 2007, total minimum operating lease payments remaining over all of our operating leases were $814.9 million. These leases have an average remaining term of approximately 10 years and typically provide us with several successive options to extend the term at our election. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $8.7 million and $7.7 million at November 3, 2007 and October 28, 2006, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $5.7 million and $1.7 million as of November 3, 2007 and October 28, 2006, respectively.

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Historically, our business is subject to seasonal fluctuation, with approximately 62% to 65% of our sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season. Our Overton’s subsidiary experiences a different seasonal fluctuation with approximately 70.0% of its sales occurring in the first two quarters of our fiscal year. However, these factors cannot necessarily be used as an indicator of future results. Our customers’ demand for our products and therefore our sales can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

Our pre-opening expenses have and will continue to vary significantly from quarter to quarter, primarily due to the timing of store openings.  We typically incur most pre-opening expenses for a new store during the three months preceding, and the month of it’s opening. In addition, our labor and operating costs for a newly opened store can be greater during the first one to two months of operation than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Accordingly, the volume and timing of new store openings in any quarter has had and is expected to continue to have a significant impact on quarterly pre-opening costs and store labor and operating expenses.  Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of the first quarter of fiscal 2007. As of November 3, 2007 and February 3, 2007, we believe that no reserves for uncertain income tax positions need to be recorded pursuant to FIN 48.  As a result, and due to our full valuation allowance, we do not have any unrecognized tax benefits. Thus, our adoption of FIN 48 did not have a material impact on our financial position or results of operations. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. Election of the fair value option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the fair value option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective for our 2008 fiscal year. We are currently evaluating the potential impact of adopting SFAS No. 159 on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $307.6 million at November 3, 2007 and averaged $274.4 million during the third quarter of fiscal 2007. Our average interest rate for the third quarter of fiscal 2007 under our credit facility was approximately 7.0% and was approximately 70 basis points lower than the same period last year due primarily to general interest rate reductions and reductions we obtained in the pricing structure relative to the revolving credit facility and term loan. If short-term floating interest rates on our average variable rate debt for the third quarter of fiscal 2007 had increased by 100 basis points, our interest expense would have increased by approximately $660,000, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

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

Other Legal Claims—Various claims and lawsuits arising in the normal course of business may be pending against us from time to time. The subject matter of these proceedings typically relate to commercial disputes, employment issues, product liability and other matters. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

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

GANDER MOUNTAIN COMPANY

December 18, 2007	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer
(Principal Executive Officer)

December 18, 2007	By:	/s/ Robert J. Vold
Robert J. Vold
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)

3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)

10.1

Fourth Amended and Restated Loan and Security Agreement, dated December 6, 2007, among Gander Mountain Company and the borrowers named therein, Bank of America, N.A., as administrative agent, Bank of America Securities, LLC, as the lead arranger, Wells Fargo Foothill, Inc., as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein

Incorporated By Reference (3)

10.2	Securities Purchase Agreement, dated December 6, 2007, among Gander Mountain Company, Overton’s Holding Company and the sellers named therein	Incorporated By Reference (4)

10.3	Stock Purchase Agreement, dated December 6, 2007, by and between Gander Mountain Company and GRATCO LLC	Incorporated By Reference (5)

10.4	Stock Purchase Agreement, dated December 6, 2007, by and between Gander Mountain Company and Holiday Stationstores, Inc.	Incorporated By Reference (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

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

(3)          Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 6, 2007 (Commission File No. 000-50659), filed with the Commission on December 7, 2007.

(4)          Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 6, 2007 (Commission File No. 000-50659), filed with the Commission on December 7, 2007.

(5)          Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 6, 2007 (Commission File No. 000-50659), filed with the Commission on December 7, 2007.

(6)          Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 6, 2007 (Commission File No. 000-50659), filed with the Commission on December 7, 2007.