Form 10-K
period 2008-02-02
GANDER MOUNTAIN CO
filed 2008-05-02
CIK 1277475

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

Commission file number: 0-50659

GANDER MOUNTAIN COMPANY

(Exact name of Registrant as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	180 East Fifth Street, Suite 1300 Saint Paul, Minnesota 55101 (651) 325-4300	41-1990949 (I.R.S. Employer Identification No.)

(Address, including zip code, and telephone number, including area code, of Registrant's Principal Executive Offices)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of common stock held by non-affiliates of the registrant was approximately $60,571,277 as of August 3, 2007, based upon the closing price of $9.94 on the Nasdaq Global Market as reported on August 3, 2007. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

        As of April 25, 2008, the number of shares of common stock outstanding was 24,051,941.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's proxy statement for its 2008 annual meeting of shareholders to be held on or about June 11, 2008.

GANDER MOUNTAIN COMPANY
FORM 10-K
For the Fiscal Year Ended February 2, 2008

INDEX

        Gander Mountain®, Gander Mtn.®, Gander Mountain Guide Series®, We Live Outdoors®, our logos and the other trademarks, tradenames and service marks of Gander Mountain mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the "Risk Factors" section of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:

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

  •
  delays in new store openings;

  •
  our entry into the Internet and catalog businesses which are new businesses for us;

  •
  our ability to attract and retain management talent and store employees;

  •
  disruptions or natural disasters at our distribution facilities or that affect our information systems;

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

        In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would," and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, referred to as the Commission, that advise interested parties of the risks and factors that may affect our business

ITEM 1.    BUSINESS

GENERAL

        Gander Mountain Company operates the nation's largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base from 26 stores in 1997 to our current base of 113 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 6.2 million square feet of retail space in 23 states. We anticipate opening five new stores in fiscal 2008, including one relocation and the consolidation of two smaller format stores into one large-format store.

        Since its origin in 1960, our brand name has developed a strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. Our customers value our "We Live Outdoors" culture and theme. Our core strategy is to provide our target customers with a unique and broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations; and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company's owned brands. We tailor our merchandise assortments to take advantage of our customers' seasonal and regional or local preferences. We seek to combine this broad product offering with superior customer service based on our store associates' extensive product knowledge and outdoor-related experience.

        In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 120,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet plus an outside selling area. Our large-format stores are generally located with convenient access to a major highway and have an open-style shopping environment characterized by wide isles, open bar-joist ceilings and high-density racking. To further build upon our brand's reputation for high quality and exceptional value, we are outfitting certain stores and our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements. As of February 2, 2008, 68 of our 113 stores were in our large format.

        The larger format enables us to offer more products and services to our customers. In 2004 we began offering the Arctic Cat brand of all-terrain vehicles (ATVs) in our large format stores. In spring 2007 we began to feature the popular Tracker Marine Group boat brands in our stores, including Tracker and Fisher fishing boats, Sun Tracker and Fisher pontoon boats, Nitro and ProCraft high-performance fishing boats, Tahoe runabout/deck boats, Mako offshore/inshore fishing boats, and Kenner Bay boats. To support these efforts we began to offer power shop services in our larger stores, including maintenance and repairs for ATVs, boats and other small engines. We have learned that we can be most successful offering ATVs, boats and related power shop services in selected markets based on market demand, competitive conditions and customer preferences. As of fiscal 2007 year end, we had reduced the number of our large-format stores offering ATVs and Tracker brand boats to 22 and 27, respectively.

        Our large-format stores offer other unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop and archery target lanes. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. We utilize outside selling areas adjacent to most of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes.

        Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities.

        On December 6, 2007 we acquired Overton's, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts.. Overton's product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton's products are sold under two principal brands, Overton's and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three retail showrooms. Overton's is a wholly-owned subsidiary of Gander Mountain headquartered in Greenville, North Carolina.

        We were originally organized as a Delaware limited liability company on November 27, 1996, and we converted to a Delaware corporation on December 31, 2000. We reincorporated in Minnesota in January 2004 by merging into our wholly owned subsidiary formed solely for that purpose. We completed our initial public offering in April 2004 and our common stock is traded on the Nasdaq Global Market under the symbol "GMTN." Our principal executive offices are located at 180 East Fifth Street, Suite 1300, Saint Paul, Minnesota 55101, and our general telephone number is (651) 325-4300.

        We maintain a corporate website at www.GanderMountain.com. The information contained on and connected to our website is not incorporated into this report. On our website, you can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the Commission, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Commission. You can also request free copies of these reports on our website or by calling investor relations at 651-325-4600. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

FISCAL 2007 HIGHLIGHTS

  •
  We acquired Overton's, Inc., a leading internet and catalog marketing company targeting recreational boaters.

  •
  We opened thirteen new stores, including three relocated stores, expanding our industry-leading retail network to a total of 113 stores offering approximately 6.2 million square feet of retail space. We also closed two unprofitable stores in the fourth quarter of fiscal 2007.

  •
  We entered one new state in the year—Mississippi—bringing our total number of states to 23. In addition to adding this new market, we added nine new stores in the southern and southeastern markets, which increases the total number of stores in southern markets to 28.

OUR BRANDS' HISTORY

        Gander Mountain was founded in Wilmot, Wis., in 1960, as a catalog operation and developed into one of the largest outdoor catalogs in the United States, with significant name recognition and brand equity within the outdoor lifestyle sector. Subsequently, the company expanded into retail operations. In 1996, the company discontinued its catalog operations. In 1996 and 1997, Holiday Companies, which at the time owned and operated ten retail sporting goods stores, acquired the 17 existing Gander Mountain retail stores and began to utilize the historic Gander Mountain brand to build a new outdoor lifestyle business. In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store.

        Overton's traces its roots to 1970 when Parker Overton began buying water skis directly from manufacturers and reselling them from his father's Greenville, NC grocery store. Overton's Inc. was soon formed and the company began a catalog marketing effort promoting water skis, mailing their first color catalog in 1978. Overton's sales reached $1 million by 1980. In order to reach a broader base of customers and better meet current customer needs, the company introduced a marine accessories line that same year. By 1989, Overton's was recognized as a leader in "water sports," with sales reaching $25 million, and the company earning a reputation for superior service, good value and quality products. During the 1990's, the Company continued to grow catalog circulation and sales and added significant distribution capacity. In 1996, the company launched an internet website (www.Overtons.com) and continued to grow sales through this new marketing channel. In 2003, Parker Overton sold Overton's Inc. to a private equity investment group. In 2004, Overton's acquired Consumers Marine Electronics to expand its product offering. Overton's annual net sales were approximately $93 million in 2006.

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

  •
  improve our profitability by leveraging our increasing scale to improve margins and enhance productivity, and by controlling expenses; and

  •
  develop and expand our internet and catalog selling capabilities in order to offer current and potential customers more shopping opportunities.

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

        We intend to open stores in new markets and to further penetrate our existing markets to capture additional market share. We opened thirteen stores in fiscal 2007, all of them in our large format, including the replacement of three smaller stores with new, large-format stores.

        We plan to open five additional stores in fiscal 2008 in both existing and new markets, including one relocation and the consolidation of two smaller format stores into one large-format store. Most of these new stores will be located in moderate to mid-sized markets that meet our site selection criteria. While we will continue to build stores in urban markets, we believe that moderate to mid-sized markets offer great opportunities. In these markets, we are often the only retailer offering a broad selection of products and services to outdoor enthusiasts, and it is less likely that one of our larger competitors will enter one of these markets once we are established there. We will continue to expand our retail network in southern and southeastern markets in order to increase our geographic diversity.

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

Offer Our Customers the Best Combination of a Broad Assortment of Outdoor Lifestyle Products and Services, Convenience and Value

        Offer a Broad Assortment of Outdoor Lifestyle Products.    We offer a broad assortment of outdoor equipment, accessories, related technical apparel and footwear. Our stores feature an extensive selection of leading national and regional brands as well as our company's owned brands. We tailor our merchandise assortments to take advantage of our customers' seasonal preferences, as well as regional or local preferences.

        Another important element of our merchandise strategy is the anticipation of merchandise trends and consumer preferences as we aim to be the first to market with new and innovative products. We continually assess opportunities to add complementary product lines desired by our customers. We seek to combine this broad product offering with superior customer service based on our store associates' extensive product knowledge and outdoor-related experience.

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

        Offer Value.    Our pricing policy is to offer our customers the best value on our broad assortment of products and services. We believe our competitive pricing reinforces our strong value proposition and instills price confidence in customers in each of our markets. We achieve price leadership through our commitment to an every-day-low-price strategy and supporting policies such as our "Low Price Guarantee." Our store format reinforces this commitment to value.

        Offer Convenient Expert Services.    As the nation's largest retail network of stores specializing in hunting, fishing, camping, boating, marine and outdoor lifestyle products and services, we have a unique opportunity to become the "provider of choice" for a broad range of outdoor-related customer services. Our convenient locations make it easy for our customers to rely on us to provide expert services to enhance their outdoor experiences.

        We plan to build on our current base of services to strengthen our position as the solution to all of our customers' needs for outdoor recreation. We are the largest employer of professional gunsmiths in the country, with gunsmiths in almost all of our stores and a larger central gunsmith facility in our Kenosha, Wis., store to provide advanced services. We also have archery technicians in every store to provide customization and repair services for archery enthusiasts, and we have archery shooting lanes in our large-format stores. Certain of our large-format stores offer a power shop that provides repair services for ATVs, boats and any other small engines. We also offer fishing reel line winding, hunting and fishing license sales and other value-added technical support services. We continually assess opportunities to add complementary services desired by our customers.

        We use the Gander Lodge in each of our stores to provide classes and demonstrations that contribute to our customers' enjoyment of their outdoor activities. Many of these sessions are conducted by our knowledgeable associates, who provide expert advice to our customers every day. We conduct a number of gun-safety classes, and in many of our markets we are the leading provider of hunter education.

        Add New Products and Services to Continually Meet Customers' Needs.    We use input from our customers to add to our already extensive assortment of products and services to better meet the needs of our customers. In recent years we have added Arctic Cat ATVs and Tracker Marine Group boats to our product offerings and developed power shop services to complement these products. Our recent acquisition of Overton's will enable us to significantly expand our offerings of marine and water sports products and accessories.

Develop and Expand our Direct-To-Consumer Marketing Channel and Leverage Synergies with our Retail Network

        The acquisition of Overton's provides us with an immediate platform to develop, expand and capitalize on the market opportunity present in the outdoor lifestyle business by reaching existing and new consumers through catalog and Internet. The Overton's expansion will target many product categories of our business, including fishing and marine, apparel, and camping and other outdoor lifestyle categories. The Gander Mountain catalog and web site capabilities will be focused on hunting and hunting related products. We have already developed and begun an initiative to integrate an expanded Overton's catalog into our retail network of 113 stores. We expect to have that marketing effort produce tangible results as early as May 2008. Other strategies will be developed over time to cross-merchandise our products and Overton's products to each company's existing customer base. Pursuant to a non-compete agreement entered into by Overton's as part of a previous transaction in 2002, Overton's is restricted from selling hunting related products until March 2009. From the combined Overton's and Gander direct initiatives, we expect to develop and utilize customer databases that will provide more insight into consumers' merchandise preferences and provide us the ability to increase sales penetration. We believe the combination of expanded catalog reach and new direct marketing capabilities can be a significant driver of the growth of our brand and serve as an important marketing tool for our retail business.

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

        For fiscal 2008, our key initiatives are:

  •
  Gander Gunsmith Certified Program and Gander Gun Owners Club—In late 2007 we launched programs intended to provide additional value and benefits to our firearms customers and capitalize on our industry leading staff of certified gunsmiths. Under this program, we extend the manufacturer's standard warranty on firearms for an additional year providing complete coverage for parts and labor, our gunsmiths inspect every used gun we sell, and we provide a free gun cleaning and safety inspection, membership in the Gander Gun Owners Club, trade-in benefits and other incentives. The confidence that our customers can derive from this program cannot be matched by our competitors and is reflected in our slogan—"Gander Gunsmith Certified—Every Gun, Every Day." Through the Gander Gun Owners Club we provide additional special benefits and incentives for members and build a database of some of our best customers.

  •
  Fieldwear—We are implementing several merchandising initiatives to drive increased sales of fieldwear. We are also reconfiguring the layout of our fieldwear section to increase our space allocation and improve navigation. Importantly, we are staffing sales in our fieldwear section with associates from our hunting department, rather than the apparel department. These hunting associates bring added knowledge and personal field experience to enhance the sales process.

  •
  Apparel—Over the past year we have embarked on a significant redesign and upgrade of our men's and women's apparel offerings. The improved quality and styles will be displayed in our stores this fiscal year. We have expanded our offerings in certain categories, including denim, work wear and logo wear. We have also designed our product sets around a five-season concept that we believe will enable us to cycle more quickly through apparel inventory and offer new product sets in our stores more often throughout the year.

  •
  Footwear—We are expanding our successful footwear program through our retail network. The program for this fiscal year includes expanded assortments of action footwear and cross-trainers, as well as an expanded assortments of women's and youth models.

  •
  Focus 25 Stores—We are putting an intense focus on improving performance in existing stores. We have also identified 25 stores where we believe we have the greatest opportunity to grow sales and improve profitability. Some of these stores are strong market leaders in their respective areas and some are not performing to our expectations. In each case, we intend to bring additional management and financial support to these Focus 25 stores to capitalize on the opportunities we see to grow sales.

        We measure performance using key operating statistics such as comparable store sales; sales per square foot; gross margin percentage; and store operating expenses, with a focus on labor, as a percentage of sales. Store operating contribution, which is calculated by deducting a store's operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis. In addition, selling, general and administrative expenses are monitored in absolute amounts, as well as on a percentage-of-sales basis.

        Leverage Our Increasing Scale.    We are focused on increasing our store operating margins and profitability through improved purchasing leverage as we grow and develop stronger relationships with our vendors. We believe the expansion of our direct marketing efforts through the Internet and catalogs via our acquisition of Overton's and our intended launch of a Gander Mountain Internet store and catalogs will further enhance our scale and provide additional opportunities to improve profitability.

OUR PRODUCTS AND SERVICES

        The key elements of our merchandise strategy that reinforce our "We Live Outdoors" culture and theme are:

  •
  offer an extensive selection of products at highly competitive prices on an everyday basis in our large-format stores;

  •
  focus on nationally branded products;

  •
  complement our branded product offerings with our proprietary brands, including Gander Mountain, Guide Series and Three Forks Ranch, and in the marine and water sports areas, Overton's, Gladiator, and Dockmate;

  •
  tailor our merchandise assortments to local and regional market preferences to take advantage of the seasonal nature of our customers' outdoor activities;

  •
  introduce new, on-trend merchandise early in its product life-cycle; and

  •
  support our customers with a superior level of assistance, product expertise and value-added, in-store technical support services.

Product Offerings

        Since the acquisition of Overton's, we now have two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 113 retail stores located in 23 states. The Direct segment is the Internet and catalog operations of Overton's, offering primarily boating and watersports accessory products through numerous direct mail catalogs and its e-commerce websites. We evaluated our operating and reporting segments in accordance with SFAS No. 131 and considered the discrete financial information reviewed by our chief operating decision maker in making decisions regarding allocation of resources and in assessing performance. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. Prior to December 6, 2007, we operated under one segment, Retail. Results by business segment are presented in the following table for fiscal year 2007.

Fiscal Year 2007
in thousands

	Retail	Direct	Total
Sales	$963,863	$5,540	$969,403

Adjusted EBITDA	$22,157	$(380)	$21,777
Interest expense	(19,104)	(641)	(19,745)
Income tax provision	(750)	—	(750)
Depreciation and amortization	(26,418)	(185)	(26,603)
Exit costs, impairment and other charges	(6,493)	—	(6,493)

Net Loss	$(30,608)	$(1,206)	$(31,814)

Total assets	$622,050	$57,882	$679,932
Inventories	384,510	19,173	403,683
Goodwill and intangible assets	7,083	66,818	73,901
Long term debt	$26,673	$37,500	$64,173

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

        The following table shows our sales during the past three fiscal years by product category:

Category(1)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Hunting	43.0%	45.1%	42.8%
Fishing and Marine(2)	16.0%	14.6%	15.5%
Camping, Paddlesports and Backyard Equipment	7.2%	7.7%	8.3%
Apparel and Footwear	24.0%	25.1%	26.3%
Powersports	6.8%	4.3%	3.8%
Other	1.8%	2.3%	2.5%
Parts and services	1.2%	0.9%	0.7%

Total	100.0%	100.0%	100.0%

    (1)
    Certain reclassifications to categories have been made. All years are stated on a comparable basis.

    (2)
    Overton's sales of $5.5 million for two months of fiscal 2007 have been included in the Fishing and Marine category.

        Hunting.    Hunting is our largest merchandise category, representing approximately 43% of our sales during fiscal 2007. Our hunting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and sport shooting. Gunsmith services and archery technicians support our hunting assortments to service the complete needs of the hunter.

        Our hunting assortment includes a wide variety of firearms, including rifles, shotguns, handguns, air guns and black powder muzzle loaders. We also buy and sell used firearms. In addition to firearms, we carry a wide selection of products in the ammunition, hunting equipment, optics, dog training, archery and food plots/feeding categories.

        Fishing and Marine Accessories.    Fishing and marine accessories represented approximately 16% of our sales during fiscal 2007 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning angler and the weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in the tackle supplies, electronics, fly-fishing, ice-fishing and marine accessories categories. We also provide fishing line winding services in all of our stores and live bait in most of our large-format stores.

        Our marine accessory assortment includes products for boat care and maintenance, as well as safety equipment and products for fun on the water, such as wake boards and tubes. Our acquisition of Overton's allows us to expand our marine product line including specialty water sports and accessories, marine apparel, electronics, boat covers and boat seats.

        Camping, Paddlesports and Backyard Equipment.    Camping, paddlesports and backyard equipment represented approximately 7.2% of our sales during fiscal 2007. Our camping assortment primarily focuses on family camping and the weekend hiker, and includes the camping, paddlesports, backyard cooking and entertainment, and food processing product categories.

        Apparel and Footwear.    Our apparel and footwear product categories include both technical gear and lifestyle apparel for the active outdoor enthusiast. Apparel and footwear represented approximately 24.0% of our sales during fiscal 2007, and our assortments in these categories include fieldwear, sportswear, work wear and marine wear.

        Fieldwear apparel and footwear offer technical performance capabilities for a variety of hunting activities, including upland, waterfowl, archery, big game hunting, turkey hunting and shooting sports.

Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, including camouflage and blaze orange. Outerwear, particularly performance rainwear, is an important category for customers who are fishing, hiking, hunting or marine enthusiasts.

        We complement our technical apparel with an assortment of casual apparel and footwear that fits our customers' lifestyles, as well as workwear and boots.

        Power Sports.    Certain of our large-format stores carry an assortment of ATVs and ATV accessories, boats and a small number of power tools. We are one of the largest ATV dealers in the country. In addition to selling a high volume of units, we typically sell a significant amount of accessories with each vehicle. Our power sports category represented approximately 6.8% of our sales during fiscal 2007.

        Many of our customers view ATVs as working vehicles and appreciate the broad assortment of accessories and attachments we carry to enhance their effectiveness. These attachments range from simple trailers and blades to expensive cultivators that hunters use to plant food plots for game on their hunting land. Our expansion into the ATV market led us to develop our power shop services. Our service shops provide a full range of services and parts and are staffed with trained technicians who can service most small engines. As we have expanded our offering of boats, our power shop services have expanded to provide marine engine services.

        As of February 2008, we distributed a full line of Tracker Marine Group's popular line of fishing and recreational boats in 27 of our stores. In addition, we carry Tracker Marine Group jon-boats in all stores and Mercury or Yamaha engines in selected stores. We also offer small fishing boats, kayaks, canoes and small boat motors.

        Other.    Products in this category include cabin and ranch décor items, gifts, books, videos and food.

        We also operate Outdoor Expeditions, a travel business that specializes in packaging hunting and fishing trips to domestic and international destinations and providing expert advice on selecting outdoor destinations, gear outfitting, accommodations and guide services. Our Outdoor Expeditions staff has accumulated a wealth of knowledge and expertise in packaging rewarding hunting and fishing vacations. We do not own or lease any hunting land or provide guide services.

Focus on Branded Products

        Our primary merchandise focus is to offer our customers a broad selection of competitively priced national and regional brand products. Our national-brand focus is driven by our customers' buying preferences for national brands and the fact that the national-brand manufacturers are often responsible for most of our industry's new product innovation and development. We not only offer an extensive breadth of brands across multiple product categories, but also offer extensive depth of product within most brands.

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

        Our Gander Mountain and Guide Series products are designed and priced to offer our customers the quality characteristics of many of our branded products at a price that reflects exceptional value. We believe that by offering a high-quality, competitively priced owned brand, we create an even more compelling value proposition for our customers. Our Three Forks Ranch line of products is comprised of premium hunting and fishing apparel and equipment. Our owned-brand products are sourced from a diversified group of established vendors. Owned brand products accounted for approximately 13% of our total sales in fiscal 2007 and approximately 11% of our sales in fiscal 2006.

        In the recreational boating, specialty water sports and marine accessories categories, our Overton's, Gladiator, and Dockmate brand products are recognized for quality and value. These branded products include wetsuits, towables, water skis, wakeboards, flotation vests, dock supplies and other marine accessories.

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

Services

        We provide our customers with a wide range of in-store, value-added, technical support services. Nearly all of our stores offer full-service gunsmith shops, archery technicians, fishing-reel line winding, and hunting and fishing license sales. We also offer small-engine repair services at all of our stores that sell ATVs, including servicing of boat motors. We believe that offering these services is consistent with our goal of offering products and services for all our customers' outdoor lifestyle needs. It is also an important driver of additional sales by building customer traffic and enhancing our relationships with our customers. We believe the ability to provide the necessary technical support in our major product categories is essential to our positioning in the outdoor lifestyle market. We also provide training and seminars for our customers, including gun-safety training, in all our stores.

Pricing

        Our pricing policy is to maintain prices that are competitive in our markets. We believe our competitive pricing strategy reinforces our strong value proposition, instills price confidence in both our customers and our store associates, and is a critical element of our competitive strategy. We achieve price leadership through our commitment to an every-day-low-price strategy and supporting policies such as our "Low Price Guarantee." Our Three Forks Ranch line of products is priced at a level reflecting the premium quality of the apparel and equipment.

Store Design and Visual Merchandising

        We design our large-format, open-style stores to create an exciting shopping environment and to highlight our extensive product assortments. We use our store design and layout to emphasize our positioning as a value-oriented outdoor lifestyle retailer. We use a variety of display fixtures, in-aisle merchandise displays, tables and end-caps to create a functional design that enables us to expand and adjust the size of our merchandise offerings by season and market. To further build upon our brand's reputation for high quality and exceptional value, we are outfitting certain stores and all of our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements.

PURCHASING AND DISTRIBUTION

        Our merchandising team is responsible for all product selection and procurement except for certain purchases by our store managers to address local customer preferences or seasonal considerations. In addition, our merchandising team's responsibilities include the determination of initial pricing, product marketing plans and promotions. They coordinate with our merchandise planning and allocation team to establish inventory levels and product mix. Our merchandising team also regularly communicates with our store management to monitor shifts in consumer tastes and market trends.

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

        We purchase merchandise from over 2,200 vendors. We have no long-term purchase commitments, and no single vendor represented more than 4% of our purchases during fiscal 2007.

        We operate a distribution center to which vendors ship our merchandise. We lease a second building of approximately 202,000 square feet to add additional capacity at our distribution center, bringing the total capacity to 427,000 square feet. Our product is processed at our distribution center as necessary and shipped to our stores. In addition, approximately 20% of our merchandise is shipped directly to our stores by the vendors.

        Overton's operates a fulfillment and distribution center in Greenville, North Carolina, with capacity of approximately 383,000 square feet for its Internet and catalog marketing business. This business distributes substantially all of its products direct to consumers. Overton's also maintains an efficient call center operation that is seasonally staffed from approximately 60 to 150 employees. Calls are answered 24 hours/365 days per year and forecasted and monitored on an hourly basis to maximize agent utilization and service levels.

        We believe that we will be able to service our existing stores from our distribution center through fiscal 2009. We have undertaken a study to analyze our future distribution requirements. We believe we will need to expand our distribution capabilities in two to three years depending on our business success, the number of additional new stores we build in the future and the growth of our Internet and catalog business.

MARKETING AND ADVERTISING

        Our marketing strategy communicates our "We Live Outdoors" culture and theme and is designed to emphasize Gander Mountain's position in the market as a leader in selection, service and competitive pricing in our core categories—hunting, fishing, camping, boating, apparel and footwear. In addition, we seek to develop a unique relationship with our customers and establish our store associates as true experts in their field. Our advertising calendar focuses on the key hunting, fishing and camping seasons.

        We use a combination of radio, print, television, and outdoor advertising to communicate our message. We anticipate our primary advertising vehicle in fiscal 2008 will be radio. Print advertising will support store openings and other events, using a combination of newspapers and direct mail appropriate to our markets. We also utilize television advertisements, sponsorships of key sporting events and fishing tournaments, event marketing and grassroots marketing through support of community organizations. In addition, our "We Live Outdoors" television show airs on The Outdoor Channel.

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

        Overton's direct business uses the Internet and catalogs as marketing tools to generate sales. Orders are received via the Internet, telephone and by mail. Overton's produces and distributes over 15 million catalogs annually in multiple editions throughout the year. Overton's employs a variety of marketing tools, including its proprietary customer database, Internet marketing arrangements, email marketing and direct mail.

RETAIL STORES AND MARKETS

Store Locations

        The following table lists the location by state of our 113 stores open as of February 2, 2008:

States and Number of Stores
Northern Markets		Southern Markets
Colorado	2	Alabama	1
Illinois	4	Arkansas	1
Indiana	6	Florida	3
Iowa	2	Kansas	1
Maryland	1	Kentucky	2
Michigan	13	Mississippi	1
Minnesota	12	North Carolina	3
New York	9	Tennessee	3
North Dakota	1	Texas	10
Ohio	9	Virginia	2
Pennsylvania	12	West Virginia	1
Wisconsin	14

	85		28

        We have announced plans to open five new stores in fiscal 2008, including one relocation and the consolidation of two smaller format stores into one large-format store. These new stores will further increase our geographic diversity.

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

        Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates. We have the flexibility to adapt our store model from 30,000 square feet up to 120,000 square feet. We are now building our large-format stores primarily at 60,000 to 65,000 square feet, and we prefer sites where we can include an outside selling area to display large items such as ATVs, boats, trailers, kayaks and canoes. We believe that there is ample availability of recycled real estate at reasonable occupancy costs to accommodate a portion of our future growth. We believe that our flexible real estate strategy will assist us in meeting our expansion objectives and operating with reasonable occupancy costs.

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

INFORMATION SYSTEMS

        Over the past several years, we have made significant investments in our infrastructure, including our information systems, distribution capabilities and management ranks, to support our accelerating growth. We use enterprise-wide merchandise and financial systems which we believe are scalable. In fiscal 2007, we continued to upgrade our merchandise and information systems providing enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems over the next several years.

SEASONALITY

        Our business is subject to seasonal fluctuations. We generated 60% of our annual sales in the third and fourth quarters of fiscal 2007 and approximately 63% of our annual sales in those same quarters of fiscal 2006. The third and fourth quarters are primarily associated with the fall hunting seasons and the holiday season. In addition, we typically have opened a greater number of new stores during the second half of the year, which further increases the percentage of our sales generated in the third and fourth fiscal quarters. We also incur significant additional expenses in the third and fourth fiscal quarters due to higher volume and increased staffing in our stores.

        Unseasonable weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers' demand for our products, and therefore our sales, can be significantly impacted by weather patterns.

        We are working to reduce the seasonality of our business by opening new stores in the south and southeast. As of the end of fiscal 2007, we have increased our number of stores located outside our traditional northern markets to 28 stores. Customers in these markets enjoy longer seasons for outdoor activities. As we open more stores in these regions, we expect over time to increase the percentage of our sales that are generated in the first half of the year. Our acquisition of Overton's expands our marine business, which we believe will increase our sales in the first half of our fiscal year.

EMPLOYEES

        As of February 2, 2008, we had 6,238 associates, approximately 2,650 of whom were employed by us on a full-time basis. We also employ additional associates during peak selling periods. We consider our relationships with our associates to be good. None of our associates are covered by a collective bargaining agreement.

COMPETITION

        We operate in a large, highly fragmented and competitive industry, which we believe is currently underserved. The outdoors is an integral part of many Americans' lifestyles. We believe the principal competitive factors in our industry are breadth and depth of product selection, value pricing, convenient locations, technical services, and customer service. Our principal competitors include the following:

  •
  local specialty stores;

  •
  large-format entertainment-focused outdoor retailers, such as Cabela's and Bass Pro Shops;

  •
  other outdoor-focused chains, such as Sportsman's Warehouse;

  •
  catalog and Internet-based retailers, such as Cabela's, Bass Pro Shops and The Sportsman's Guide;

  •
  traditional sporting goods chains, such as Dick's Sporting Goods, The Sports Authority and Academy;

  •
  discount chains and mass merchants, such as Wal-Mart and Kmart;

  •
  ATV and boat dealers;

  •
  power shops; and

  •
  marinas and marine supply stores, such as West Marine and Boater's World.

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

        Other Outdoor-Focused Chains.    These smaller chains typically focus on offering a broad selection of merchandise in one or more of the following product categories—hunting, fishing, camping or other outdoor product categories. The largest of these chains is significantly smaller than our company. We believe that these other outdoor-focused chains generally do not offer a similar depth and breadth of merchandise or specialized services in all of our product categories.

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

        Traditional Sporting Goods Chains.    These stores generally range from 20,000 to 80,000 square feet and offer a broad selection of sporting goods merchandise covering a variety of sporting goods categories, including baseball, basketball, football, and home gyms, as well as hunting, fishing and camping. However, we believe the amount of space devoted to our outdoor product categories limits the extent of their offerings in these areas.

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

        We are also subject to numerous other federal, state and local laws regarding firearm sale procedures, record keeping, inspection and reporting, including adhering to minimum age restrictions regarding the purchase or possession of firearms or ammunition, residency requirements, applicable waiting periods, importation regulations, and regulations pertaining to the shipment and transportation of firearms. The Protection of Lawful Commerce in Arms Act, which became effective in October 2005, prohibits civil liability actions from being brought or continued against manufacturers, distributors, dealers or importers of firearms or ammunition for damages, injunctions or other relief resulting from the misuse of their products by others. The legislation does not preclude traditional product liability actions. From time to time, federal, state or local governments consider proposed bills relating to the sale of firearms, such as laws that confirm or support an individual's right to possess a firearm or laws that would further restrict or prohibit certain firearm sales.

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

PROPRIETARY RIGHTS

        Each of "Gander Mountain," "Gander Mountain Guide Series," "Gander Mtn.," "Overton's," "Gladiator," and "Dockmate" and our logos has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have other pending applications for additional trademarks, including "We Live Outdoors." We also own other registered and unregistered trademarks and service marks utilized in our business.

EXECUTIVE OFFICERS

        The following table sets forth the name, age and positions of each of our executive officers as of April 1, 2008.

Name	Age	Position
Mark R. Baker	50	President, Chief Executive Officer and Director
Richard J. Vazquez	49	Executive Vice President, Merchandising and Marketing
JoAnn Bailey Boldt	54	Senior Vice President, Human Resources
Mark A. Bussard	44	Senior Vice President, Retail Sales
Kerry D. Graskewicz	43	Senior Vice President, Inventory Management
Eric R. Jacobsen	51	Senior Vice President, General Counsel and Secretary
Robert J. Vold	49	Senior Vice President, Chief Financial Officer and Treasurer

        Mark R. Baker, an avid outdoorsman, was appointed president in February 2004 and has served as our chief executive officer since September 2002. Mr. Baker was an independent consultant from August 2001 through September 2002. From May 1996 though July 2001, he served in various positions with Home Depot Inc., including executive vice president, chief operating officer and chief merchandising officer from April 1999 to July 2001. Prior to joining Home Depot, Mr. Baker held senior leadership positions in the retail sector, serving in various management positions for Knox Hardware and Lumber from 1980 through 1988, as vice president of merchandising and marketing of Scotty's Home Improvement Centers from 1988 through 1992 and as executive vice president of merchandising of HomeBase from 1992 through 1996. Mr. Baker is a director of The Scotts Company, a public company that manufactures and markets lawn and garden products.

        Richard J. Vazquez joined our company as executive vice president, merchandising in August 2005 and assumed responsibility for marketing in November 2005. Prior to joining our company, Mr. Vazquez served in various positions at Home Depot Inc. from 1994 to 2005, most recently as vice president, merchandising and marketing, Mexico Division. He served as vice president, merchandising and marketing for Home Depot's Expo Design Center from 2002 to 2004; and general merchandising director, Chile and Argentina, from 1996 to 2001.

        JoAnn Bailey Boldt joined the company in 1999 as Director, Human Resources and was promoted to Vice President, Human Resources, in April 2005. Ms. Boldt is currently the company's Senior Vice President, Human Resources, having been appointed in June 2007. Prior to joining the company, Ms. Boldt was with Wells Fargo Mortgage and ADP, among others.

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

        Kerry D. Graskewicz joined Gander Mountain in October 2005 as Vice President, Merchandise Planning and Replenishment. He was appointed Senior Vice President, Inventory Management in February 2008. From 2003 to 2005 he held various positions at Organized Living, most recently serving as Vice President of Merchandise Planning/Allocation/Space. Between 1992 and 2002 he progressed through several roles at Bath and Body Works, the last of which was Vice President of Merchandise

Planning/Inventory Management. He began his career at May Department stores and has also held positions at Victoria's Secret in merchandise planning and at Venture Stores in inventory management.

        Eric R. Jacobsen joined us in May 2005 as senior vice president, general counsel and secretary. From November 1998 to November 2004, he served as general counsel for Northwestern Corporation, serving most recently as senior vice president and general counsel, and from 1995 to 1998 he served as vice president, general counsel and secretary of Lodgenet Entertainment Corporation. Previously, he was a partner in the law firm of Manatt, Phelps & Phillips in Los Angeles, California, specializing in corporate finance, mergers and acquisitions. Mr. Jacobsen holds a JD-MBA degree from the University of Southern California.

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

        In fiscal 2003, we began implementing our current business strategy that focuses on large-format retail stores. The viability of this business strategy has not been proven on a long-term basis. We have transitioned from opening approximately 30,000-square-foot stores to predominantly opening stores ranging from 50,000 to 120,000 square feet. The results we achieved at our small-format stores may not be indicative of the results that we may achieve at our new large-format stores. The large format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower-margin merchandise in our large-format stores differs from the merchandise mix in our small-format stores, and therefore, may negatively impact our gross margins in our large-format stores. We cannot assure you that we will be successful in operating our large-format stores on a profitable basis. If a large-format store is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable small-format store.

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

        We experience substantial seasonal fluctuations in our sales and operating results. We generated approximately 60% of our net sales in our third and fourth quarters of fiscal 2007, which include the peak hunting and holiday seasons. We incur significant additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, significantly lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline significantly. Due to our significant seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels, and general business conditions, is potentially greater if any such risks occur during our peak sales seasons.

The continued growth and operation of our business is dependent upon the availability of adequate capital.

        The continued growth and operation of our business depends on the availability of adequate capital, which in turn depends in large part on cash flow generated by our business and the availability of equity and debt financing. We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under the credit facility. The actual availability of funds under our credit facility is limited to specified percentages of our eligible inventory and accounts receivable. The value of our eligible inventory is subject to periodic adjustment based on independent valuations performed on behalf of the banks. Any downward adjustment in the value of our inventory resulting from an independent valuation, whether based on an assessment of the nature and quality of our inventory or a perceived increase in the difficulty of selling collateral under current economic conditions, would adversely affect our availability. Moreover, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our credit facility. As a result, we cannot assure you that we will be able to finance our future expansion plans.

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

        In fiscal 2007, we began to distribute Tracker boats through many of our large-format stores. We have limited experience in selling boats and entering the boat business on a large scale represents a significant investment of resources by us. We may not realize a return on this investment and our boat business may not generate profits while diverting the attention of management and store-level personnel away from businesses with which we have greater familiarity. In addition, Tracker is affiliated with one of our primary competitors, Bass Pro Shops, which may adversely affect our relationship with Tracker.

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

        Our performance depends largely on the leadership efforts and abilities of our senior management and other key employees. None of our employees, except certain senior executive officers, have an employment agreement with us. If we lose the services of one or more of our key employees, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner.

We rely on a single distribution center for our retail business and a single fulfillment center for our Internet and catalog business, and if there is a natural disaster or other serious disruption at either facility, we may be unable to deliver merchandise effectively to our stores or customers.

        We rely on a single distribution center in Lebanon, Indiana for our retail business, and a single fulfillment center in Greenville, North Carolina for our Internet and catalog business . Any natural disaster or other serious disruption at either facility due to fire, tornado, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution center or fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our operating results.

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

        Our expansion in new and existing markets and our acquisition of Overton's may also create new distribution and merchandising challenges, including strain on our distribution facilities, an increase in information to be processed by our management information systems and diversion of management attention from operations towards the opening of new stores and markets. We intend to upgrade and replace certain of our current management information systems in order to support our growth strategy. Based on our current growth strategy, we will need to increase our distribution capabilities within the next few years, which could disrupt our business operations. To the extent that we are not able to meet these additional challenges, our sales could decrease and our operating expenses could increase.

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

        Through much of our history, we have experienced net losses and negative cash flow from operations. As of February 2, 2008, we had an accumulated deficit of $83.5 million. We have increased our expenses significantly to expand our store base. We may not generate sufficient revenue to offset these expenditures and may incur losses that we would not incur if we developed our business more slowly. If our revenue grows more slowly than we anticipate, or if our cost of goods sold or operating expenses exceed our expectations, our operating results would be harmed.

Our business depends on our ability to meet our labor needs.

        Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including store managers, assistant managers, customer service representatives and store associates, who understand and appreciate our "We Live Outdoors" culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees is currently covered by collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

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

Failure to protect the integrity and security of our customers' information could expose us to litigation and materially damage our standing with our customers.

        The increasing costs associated with information security—such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud—could cause our business and results of operations to suffer materially. There can be no assurance that our efforts to protect customer and confidential information will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may not prevent the compromise of our customer transaction processing capabilities and personal data even if we implement them. If any compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches or subject us to fines, penalties or litigation.

Our ability to use certain of our trademarks in direct marketing activities is uncertain.

        We and one of our competitors, Cabela's Incorporated, have a dispute regarding the enforceability and scope of a non-competition agreement entered into in 1996. Although the non-competition provisions of the agreement expired in June 2003, our competitor contends that a contingent trademark licensing provision may require us to grant it a license that would restrict our ability to use certain of our trademarks that were in existence in 1996 in a "direct marketing business" (as defined in the agreement).). In July 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking clarification as to the interpretation and enforceability of the non-competition agreement. In

July 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable. The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers. Cabela's has appealed the ruling to the U.S. Court of Appeals, 8th Circuit. We are not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time. If the July 2007 order is reversed, subsequent proceedings might impact the manner in which we market our products in certain distribution channels in the future.

We may be named in litigation, which may result in substantial costs and divert management's attention and resources.

        We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with general commercial disputes, product liability and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, as well as general and product liability insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of litigation and this litigation may result in substantial costs and divert management's attention and resources.

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

        We depend on merchandise purchased from our vendors and sourced from third-party manufacturers to obtain products for our stores. Our vendors and manufacturers could discontinue selling products to us at any time. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. In addition, we believe many of our vendors obtain their products from China, Taiwan, Korea, Mexico and other foreign countries and we source products from third-party manufacturers in foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control or the vendor's control, including foreign government regulations, political or financial unrest, war, trade restrictions, tariffs, currency exchange rates, the outbreak of pandemics, disruption or delays in shipments, port security, changes in local economic conditions and other issues. In addition, to the extent that any foreign supplier utilizes labor or other practices that vary from those commonly accepted in the U.S., we could be adversely affected by any resulting negative publicity or otherwise. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could negatively impact our results. Our operating results could also suffer if we are unable to promptly replace a vendor or manufacturer who is unwilling or unable to satisfy our requirements with a vendor or manufacturer providing equally appealing products.

We recently acquired Overton's and may pursue additional strategic acquisitions, which could have an adverse impact on our business.

        We recently acquired Overton's and we may from time to time acquire complementary businesses in the future. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general store-operating procedures. If we fail to successfully integrate acquired companies, our business could suffer. In addition, the integration of any acquired business, and its financial results, into ours may adversely affect our operating results.

Risks associated with Internet sales could adversely affect our business.

        Internet sales through the websites that were acquired as part of the Overton's business and any website store that we may launch in the future are subject to numerous risks that could result in lower revenue, increase our costs or otherwise adversely affect our business, including:

  •
  operating problems, system failures and reliance on third party computer hardware/software providers;

  •
  rapid technological change, including a failure to offer new website functionality that customers favor or increases in software filters that may inhibit our ability to market our products through email messages;

  •
  extensive federal and state regulations, including liability for online content and violations of privacy laws;

  •
  credit card fraud;

  •
  risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, breaches of Internet security or similar disruptions;

  •
  failure of telecommunications, power services or other necessary infrastructure resulting in website downtime, call center closure or other problems; and

  •
  failure to timely and accurately fulfill customer orders.

        There is no assurance that our internet operations will achieve sales and profitability growth.

Risks associated with catalog sales could adversely affect our business.

        There are risks associated with our catalog sales channel that could result in lower revenue, increase our costs or otherwise adversely affect our business, including:

  •
  customer acceptance of our catalog presentations and lower than expected response rates;

  •
  increases in paper and printing costs, postage rates and other costs relating to our catalog mailings;

  •
  a failure in the timing of design, production or deliveries of catalogs;

  •
  failure to timely and accurately fulfill customer orders;

  •
  the implementation of government-mandated return policies that would require us to pay for all returns;

  •
  our inability to adequately replenish our customer database; and

  •
  the accuracy, breadth and depth of the information contained in our customer database so we can correctly analyze our mailing lists and maximize our customer targeting efforts.

        In addition, catalog sales may decline as a result of customers switching from catalog purchases to internet purchases.

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

        Changes in energy costs impact our business, both by influencing the cost of operating our stores and transporting goods, and by affecting consumer spending patterns. Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our operating results could suffer.

Competition in the outdoor products industry could limit our growth and harm our operating results.

        The retail market for outdoor products is highly fragmented and competitive, with competition increasing in recent periods. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than we do. In addition, most of our largest competitors have undertaken accelerated growth strategies. We compete directly or indirectly with the following categories of companies:

  •
  large format entertainment-focused outdoor retailers, such as Bass Pro Shops and Cabela's;

  •
  other outdoor-focused chains, such as Sportsman's Warehouse;

  •
  catalog and Internet-based retailers, such as Bass Pro Shops, Cabela's, and The Sportsman's Guide;

  •
  traditional sporting goods chains, such as Dick's Sporting Goods, The Sports Authority and Academy;

  •
  discount chains and mass merchants, such as Wal-Mart and Kmart;

  •
  ATV and boat dealers, local specialty stores and repair shops; and

  •
  marinas and marine supply stores, such as West Marine and Boater's World.

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

        We may incur damages due to lawsuits relating to equipment that we sell. We may also be subject to lawsuits relating to the design, manufacture or sale of our owned-brand products. In addition, we sell and service rifles, shotguns and handguns, along with archery equipment, which are products that are associated with an increased risk of injury and death. We may incur damages due to lawsuits relating to the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearm manufacturers and retailers relating to the misuse of firearms. We may be subject to lawsuits relating to our performance of background checks on firearms purchasers as mandated by state and federal law. We also sell and service boats and all-terrain vehicles (ATVs), which are motorized vehicles designed for off-road use. Lawsuits relating to the products we sell could result in substantial liability, which would adversely affect our business and financial condition. There is a risk that claims or liabilities relating to products we sell will exceed our insurance coverage and we may be unable to retain adequate liability insurance in the future. In addition, the commencement of lawsuits against us relating to our sale of outdoor equipment or firearms could cause us to reduce our sales of those products.

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

        We are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and similar state regulatory agencies. Compliance with these regulatory requirements is costly and these costs could increase in the future. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, regulations issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives may delay our ability to change certain of our officers and prohibit some individuals from serving in certain of our offices.

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

        Certain provisions of Minnesota law may have the effect of discouraging attempts to acquire us without the approval of our board of directors. Section 302A.671 of the Minnesota statutes, with certain exceptions, requires approval of any acquisition of the beneficial ownership of 20% or more of our voting stock then outstanding by a majority vote of our shareholders prior to its consummation. In general, shares acquired in the absence of such approval are denied voting rights and are redeemable by us at their then-fair market value within 30 days after the acquiring person failed to give a timely information statement to us or the date the shareholders voted not to grant voting rights to the acquiring person's shares. Section 302A.673 of the Minnesota statutes generally prohibits any business combination by us, or any of our subsidiaries, with an interested shareholder, which includes any shareholder that purchases 10% or more of our voting shares within four years following such interested shareholder's share acquisition date, unless the business combination is approved by a committee of all of the disinterested members of our board of directors before the interested shareholder's share acquisition date. Consequently, our common shareholders may lose opportunities to sell their stock for a price in excess of the prevailing market price due to these protective measures.

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

        We lease all of our 113 stores, which are in various locations in Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Our Bemidji, Minn., store is leased from Holiday Stationstores, Inc.., a company controlled by the Erickson family. Our stores are generally leased for 10 to 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions.

        Overton's leases 383,000 square feet in a building in Greenville, North Carolina that functions as the fulfillment and distribution center for its direct-to-consumer marketing business. Overton's also leases 46,000 square feet of office space.

ITEM 3.    LEGAL PROCEEDINGS

        Trademark Litigation—On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela's Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela's contends that a contingent trademark licensing provision of the noncompetition agreement requires us to grant Cabela's a license that would preclude our use of certain of our trademarks for direct marketing purposes.

        On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable. The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers. Cabela's has appealed the ruling to the U.S. Court of Appeals, 8th Circuit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our common stock are traded on the Nasdaq Global Market under the symbol "GMTN." Our common stock began trading on April 21, 2004. The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for the periods indicated:

	High	Low
Fiscal 2007:
First Quarter	$13.78	$9.36
Second Quarter	$16.00	$9.49
Third Quarter	$11.19	$4.95
Fourth Quarter	$5.83	$4.00
Fiscal 2006:
First Quarter	$9.90	$6.05
Second Quarter	$9.97	$5.01
Third Quarter	$7.75	$4.95
Fourth Quarter	$10.49	$7.31

        On April 25, 2008, the last reported sale price for shares of our common stock on the Nasdaq Global Market was $5.33 per share.

Holders

        There were 89 holders of record of our common stock as of April 25, 2008.

Issuer Purchases of Equity Securities

        We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2007.

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

Sales of Unregistered Securities

        On December 6, 2007, we entered into stock purchase agreements with Gratco, LLC, an entity controlled by David C. Pratt, our Chairman, and with Holiday Stationstores, Inc., an entity controlled by Ronald Erickson, our Vice Chairman, and Gerald Erickson, a member of our board of directors. Pursuant to the agreements we sold an aggregate of 4,067,797 shares of common stock at $5.90 per share for an aggregate purchase price of $24.0 million. Gratco purchased 3,065,000 shares and Holiday Stationstores purchased 1,002,797 shares . The net proceeds were used to partially fund the purchase price of Overton's.

        The shares were not registered under the Securities Act of 1933 upon issuance. We offered and sold the shares to the purchasers in reliance on the exemption from registration provided by Rule 506 promulgated under Regulation D. We relied on this exemption from registration based in part on representations made by the purchasers in the stock purchase agreements.

Company Stock Performance

        The following graph compares the quarterly change in the cumulative total shareholder return on our common stock from April 21, 2004, which is the day our common stock began to trade publicly, through February 2, 2008 with the cumulative total return on the Nasdaq Composite Index and S&P Retailing Index. The comparison assumes $100 was invested on April 21, 2004 in our common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN*
Among Gander Mountain Company, The NASDAQ Composite Index
And The S&P Retailing Group

  *
  $100 invested on 4/21/04 in stock or on 3/31/04 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

  Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	April 21, 2004	April 30, 2004	July 31, 2004	October 30, 2004	January 29, 2005	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Gander Mountain Company	100.00	100.59	97.41	88.35	39.37	47.23	52.09	22.71	28.11	40.83	25.70	33.97	46.00	57.63	46.78	23.16	22.84
NASDAQ Composite	100.00	100.00	98.15	102.29	107.11	100.21	113.55	110.63	121.23	122.34	111.04	126.08	129.17	135.01	136.87	154.56	128.00
S&P Retailing Group	100.00	96.50	95.10	103.26	107.66	100.25	122.54	110.75	117.14	120.04	107.52	128.10	133.84	133.85	125.44	122.32	112.71

ITEM 6.   SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

        The selected financial data presented below under the heading "Statement of Operations Data" for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, and the selected financial data presented below under the heading "Balance Sheet Data" as of February 2, 2008 and February 3, 2007 have been derived from our audited consolidated financial statements included under Item 8.

        The selected financial data presented below under the heading "Statement of Operations Data" for the years ended January 29, 2005 and January 31, 2004 and the selected financial data presented below under the heading "Balance Sheet Data" as of January 28, 2006, January 29, 2005 and January 31, 2004 have been derived from our audited consolidated financial statements that are not required to be included in this report.

        The fiscal year ended February 3, 2007 included 53 weeks. All other fiscal years presented include 52 weeks. The unaudited selected financial data presented below under the heading "Operating Data," for all periods have been derived from our internal records of our operations, except for "Gross profit as a percentage of sales," which is derived from our audited consolidated financial statements. Our fiscal year ended February 2, 2008 is referred to as fiscal 2007, our fiscal year ended February 3, 2007 is referred to as fiscal 2006, our fiscal year ended January 28, 2006 is referred to as fiscal 2005, our fiscal year ended January 29, 2005 is referred to as fiscal 2004, and our fiscal year ended January 31, 2004 is referred to as fiscal 2003. Our fiscal year ending January 31, 2009 is referred to as fiscal 2008.

        Beginning with this filing of our Form 10-k for fiscal 2007, the Company changed the presentation of its consolidated statement of operations as a result of the acquisition of Overton's, a direct marketing company, by the historical retail-only Gander Mountain Company. Previously, we presented two operating expense captions: "Store Operating expenses" and "General and Administrative expenses". These two captions are now combined into the caption "Selling, General and Administrative expenses". This reclassification has been made for all years presented.

	Fiscal Year Ended(1)
	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004
	(dollars in thousands, except per share data)
Statement of Operations Data
Sales	$969,403	$911,438	$804,474	$644,014	$489,530
Cost of goods sold(2)	728,649	686,722	612,029	479,662	370,532

Gross profit	240,754	224,716	192,445	164,352	118,998
Operating expenses:
Selling, general and administrative expenses	240,744	207,431	187,956	149,343	107,844
Exit costs, impairment and other charges	6,493	458	2,635	108	—
Pre-opening expenses	4,836	3,245	6,555	8,194	4,921
Gain on insurance settlement	—	(1,400)	—	—	—
Gain on contract settlement	—	—	(2,500)	—	—

Income (loss) from operations	(11,319)	14,982	(2,201)	6,707	6,233
Interest expense	19,745	19,187	11,106	5,137	4,760
Debt conversion charge	—	9,037	—	—	—

Income (loss) before income taxes	(31,064)	(13,242)	(13,307)	1,570	1,473
Income tax provision	750	—	—	—	—

Net income (loss)	$(31,814)	$(13,242)	$(13,307)	$1,570	$1,473

Loss applicable to common shareholders	$(31,814)	$(13,242)	$(13,307)	$(2,735)	$(15,050)

Basic and diluted loss applicable to common shareholders per share	$(1.52)	$(0.88)	$(0.93)	$(0.25)	$(15.47)

        Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 and Note 18 to our consolidated financial statements included in this report for a description of the method used to compute basic and diluted net earnings (loss) per share.

	Fiscal Year Ended(1)
	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004
	(dollars in thousands)
Balance Sheet Data
Cash and cash equivalents	$2,622	$1,342	$1,580	$1,033	$970
Inventories, net	403,683	349,120	308,395	264,138	180,361
Goodwill and other intangible assets	73,901	2,837	2,837	2,837	2,837
Total assets	679,932	521,617	458,930	385,843	249,701
Borrowings under revolving credit facility	246,013	168,485	174,936	114,441	102,058
Long term debt	64,173	16,421	30,953	11,757	—
Notes payable to affiliate	—	—	—	—	9,840
Total shareholders' equity	$193,820	$196,791	$149,825	$162,308	$64,498

	Fiscal Year Ended(1)
	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004
	(dollars in thousands, except per square foot data)
Operating Data
Comparable store sales increase / (decrease)(1)(3)	(5.4)%	(1.1)%	(6.0)%	(2.5)%	11.5%
Number of stores at end of period	113	105	98	82	65
Total square feet at end of period	6,182,916	5,483,029	4,999,813	3,773,835	2,533,223
Sales per square foot(4)	$165	$175	$180	$205	$227
Gross profit as a percentage of sales(5)	24.8%	24.7%	23.9%	25.5%	24.3%
Operating margin(6)	(1.2)%	1.6%	(0.3)%	1.0%	1.3%
Adjusted EBITDA(7)	$21,777	$37,415	$18,667	$18,471	$14,459

(1)
Our fiscal year ends on the Saturday closest to the end of January, electing a 52-53 week fiscal year. All years presented herein include 52 weeks, except the fiscal year ended February 3, 2007, which includes 53 weeks.

  For the year ended February 2, 2008, the comparable store sales decrease of -5.4% is based on a 52-week to 52-week comparison, and is not derived from a comparison to the 53 week year ended February 3, 2007.

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

(3)
For fiscal 2003, a store was included in the comparable store base in its fourteenth full month of operations. A relocated store was returned to the comparable store base in its fourteenth full month of operations following relocation. Beginning in fiscal 2004, we include a store, including a relocated store, in the comparable store base in its fifteenth full month of operations. This change did not have a material impact on comparable store sales.

(4)
Calculated based on the weighted average of the gross square footage in the period, which includes office, storage and receiving areas. Excludes catalog and Internet sales of Overton's.

(5)
Gross profit includes store occupancy costs and distribution costs for all years presented. For fiscal year 2007 it also includes the cost of goods sold for the acquired Overton's direct-to-consumer business for approximately two months.

(6)
Calculated based on operating income (loss) and sales for the period.

(7)
Adjusted EBITDA consists of net income (loss) plus interest expense, plus income tax provision or minus income tax benefit, plus depreciation and amortization, plus exit costs, impairment and other charges, and plus debt conversion expense. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense and depreciation and amortization.

  We do not use it as a measure of liquidity. The funds depicted by Adjusted EBITDA are not necessarily available for discretionary use and exclude the impact of interest expense,income taxes and other items. Adjusted EBITDA should not be considered as a substitute for net income or net loss, net cash provided by or used in operations, or other financial data prepared in accordance with U.S. generally accepted accounting principles, or as a measure of liquidity.

  We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

  •
  it is a widely accepted financial indicator of a company's ability to service its debt

  •
  it is widely used to measure a company's operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired; and

  •
  it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing from our operating results the impact of our capital structure, primarily interest expense from our outstanding debt, and asset base, primarily depreciation and amortization of our property and equipment.

  Our management uses Adjusted EBITDA:

  •
  as a measurement of operating performance because it assists us in comparing our performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense from our outstanding debt, and our asset base, which includes depreciation and amortization of our property and equipment;

  •
  under our secured credit facility which sets the applicable margin on LIBOR based loans with reference to our EBITDA; and

  •
  in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management.

  The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Fiscal Year Ended(1)
	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004
	(dollars in thousands)
Net income (loss)	$(31,814)	$(13,242)	$(13,307)	$1,570	$1,473
Depreciation and amortization(8)	26,603	21,975	18,233	11,656	8,226
Interest expense	19,745	19,187	11,106	5,137	4,760
Debt conversion charge	—	9,037	—	—	—
Exit costs, impairment and other charges	6,493	458	2,635	108	—
Income tax provision	750	—	—	—	—

Adjusted EBITDA	$21,777	$37,415	$18,667	$18,471	$14,459

(8)
Excludes amortization of loan origination fees which are included in interest expense.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A—"Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

Overview

        Gander Mountain Company operates the nation's largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base to 113 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 6.2 million square feet of retail space in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We anticipate opening five new stores in 2008, including one relocation and the consolidation of two smaller format stores into one large-format store.

        Our core strategy is to provide our target customers with a unique and broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company's owned brands. We tailor our merchandise assortments to take advantage of our customers' seasonal and regional or local preferences. We seek to combine this broad product offering with superior customer service based on our store associates' extensive product knowledge and outdoor-related experience.

        Since its origin in 1960, our brand name has developed a strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. Our customers value our "We Live Outdoors" culture and theme. From 1960 to 1996, our predecessor operated a nationwide catalog business that, by 1996, included 17 retail stores. In 1996 and 1997, Holiday Companies, which at the time owned and operated a group of retail sporting goods stores, acquired these Gander Mountain retail stores, formed our company and began to build a new outdoor lifestyle business utilizing the historic Gander Mountain brand.

        In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 120,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet plus an outside selling area. Our large-format stores are generally located with convenient access to a major highway and have an open-style shopping environment characterized by wide aisles, open bar-joist ceilings and high-density racking. To further build upon our brand's reputation for high quality and exceptional value, we are outfitting certain stores and our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements. As of February 2, 2008, 68 of our 113 stores were in our large format.

        The larger format enables us to offer more products and services to our customers. In 2004 we began offering the Arctic Cat brand of all-terrain vehicles (ATVs) in our large format stores. In spring 2007 we began to feature the popular Tracker Marine Group boat brands in our stores, including Tracker and Fisher fishing boats, Sun Tracker and Fisher pontoon boats, Nitro and ProCraft high-performance fishing boats, Tahoe runabout/deck boats, Mako offshore/inshore fishing boats, and Kenner Bay boats. To support these efforts we began to offer power shop services in our larger stores, including maintenance and repairs for ATVs, boats and other small engines. We have learned that we can be most successful offering ATVs, boats and related power shop services in selected markets based on market demand, competitive conditions and customer preferences. As of fiscal 2007 year end, we had reduced the number of our large-format stores offering ATVs and Tracker brand boats to 22 and 27, respectively.

        Our large-format stores offer other unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop and archery target lanes. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. We utilize outside selling areas adjacent to most of our large-format stores to display additional offerings of larger items such as ATVs, boats, kayaks, trailers and canoes.

        Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities.

        On December 6, 2007 we acquired Overton's, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts.. Overton's product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton's products are sold under two principal brands, Overton's and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three retail showrooms. Overton's is a wholly-owned subsidiary of Gander Mountain headquartered in Greenville, North Carolina.

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

        Store operating contribution, which is calculated by deducting a store's operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis.

        Selling, general and administrative expenses are monitored and controlled as a percentage of sales. We have made significant investments in infrastructure, including our information systems, distribution capabilities and personnel. Our current infrastructure facilitates our planned opening of stores. We expect these expenses to decrease as a percentage of sales over time.

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

        Since the acquisition of Overton's, we now have two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 113 retail stores located in 23 states. The Direct segment is the internet and catalog operations of Overton's, offering primarily boating and watersports accessory products through numerous direct mail catalogs and its e-commerce websites. We evaluated our operating and reporting segments in accordance with SFAS No. 131 and considered the discrete financial information reviewed by our chief operating decision maker in making decisions regarding allocation of resources and in assessing performance. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. Prior to December 6, 2007, we operated under one segment, Retail.

Results of Operations

        The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our sales:

	Fiscal Year Ended
	52 weeks	53 weeks	52 weeks
	February 2, 2008	February 3, 2007	January 28, 2006
Sales	100%	100%	100%
Cost of goods sold	75.2%	75.3%	76.1%

Gross profit	24.8%	24.7%	23.9%
Operating expenses:
Selling, general and administrative expenses	24.8%	22.8%	23.4%
Exit costs, impairment and other charges	0.7%	0.1%	0.3%
Pre-opening expenses	0.5%	0.4%	0.8%
Gain on insurance settlement	—	(0.2)%	—
Gain on contract settlement	—	—	(0.3)%

(Loss) Income from operations	(1.2)%	1.6%	(0.3)%
Interest expense, net	2.0%	2.1%	1.4%
Debt conversion charge	—	1.0%	—

Loss before income taxes	(3.2)%	(1.5)%	(1.7)%
Income tax provision	0.1%	—	—

Net loss	(3.3)%	(1.5)%	(1.7)%

        Sales consist of sales from comparable stores, new stores and non-comparable stores, as well as direct sales through Overton's since December 6, 2007. A store is included in the comparable store base in its fifteenth full month of operations. A relocated store returns to the comparable store base in its fifteenth full month after relocation. New store sales include sales from stores we opened during the current period. Non-comparable store sales include sales in the current period from our stores opened during the previous fiscal year before they have begun their fifteenth month of operation.

        Cost of goods sold includes the cost of merchandise, freight, distribution, inventory shrinkage and store occupancy costs. Store occupancy costs include rent, real estate taxes and common area maintenance charges. Cost of goods sold also includes the cost of merchandise and freight expenses of our wholly owned subsidiary, Overton's.

        Selling, general and administrative expenses include store associate payroll, taxes and fringe benefits, advertising, maintenance, utilities, depreciation, insurance, bank and credit card charges and other store level expenses. It also includes all expenses associated with operating our corporate headquarters in St. Paul, MN as well as the expenses of Overton's direct marketing business since December 6, 2007, the date of acquisition. Refer to Note 1 in the accompanying notes to our consolidated financial statements for further detail on expense classification.

        Pre-opening expenses consist primarily of payroll, rent, recruiting, advertising and other costs incurred prior to a new store opening.

Fiscal Year 2007 compared to Fiscal Year 2006

        Sales.    Sales increased by $58.0 million, or 6.4%, to $969.4 million in fiscal 2007 from $911.4 million in fiscal 2006. The increase resulted from sales of $122.3 million from fiscal 2007 and fiscal 2006 new stores not included in the comparable store sales base, a comparable store sales decrease of $58.0 million and an $11.8 million sales decrease from stores closed during 2007 but open in 2006 as well as changes in other revenue. Overton's sales for two months in fiscal 2007 also contributed $5.5 million of the increase. In fiscal 2007, we opened 13 new stores, including three relocated stores, and added 700,000 square feet of retail selling space, a 12.8% increase. We also closed two underperforming stores in the fourth quarter of fiscal 2007. During fiscal 2006, we opened eight new stores, including one relocated store, and added 483,000 square feet of retail selling space, a 9.7% increase.

        Our comparable store sales declined 5.4% for fiscal 2007, as compared to a comparable store sales decline of 1.1% for fiscal 2006. For fiscal 2007, the 5.4% decline is calculated by comparing the 52 weeks of fiscal 2007 to 52 weeks, not the actual 53 weeks, for fiscal 2006. The fiscal 2007 decline is due to weak sales in the second half of fiscal 2007. Comparable store sales in our fiscal third quarter decreased 8.4% and our fiscal fourth quarter decreased 11.9%, eroding the 2.7% comparable store sales increase in the first half of fiscal 2007. The sales decline was impacted by worsening overall economic conditions, including credit concerns, housing market foreclosures, rising fuel and food prices, and decreased consumer confidence. We believe these conditions negatively impacted many specialty retailers especially in the fourth quarter. In addition, in the fourth quarter of fiscal 2007, we believe sales were negatively impacted by our decision to reduce advertising expenditures.

        Overall, the sales mix for fiscal 2007 was relatively consistent with fiscal 2006 with no product category changing its sales mix more than 125 basis points, except the powersports category. Powersports continued to gain market share with a significant increase in comparable stores sales and increased sales penetration of 252 basis points, driven largely by increased penetration of boat sales. The apparel category experienced a decline in its share of the sales mix, driven by less clearance sales in fiscal 2007 and less traffic in our stores during our third and fourth quarter prime seasons. The fishing category increased its penetration due partly to store expansion into the south and southeast where fishing participation is year-round, while footwear increased penetration due to store merchandising changes and new products.

        Gross Profit.    Gross profit increased by $16.0 million, or 7.1%, to $240.8 million in fiscal 2007 from $224.7 million in fiscal 2006. As a percentage of sales, gross profit increased 18 basis points to 24.8% in fiscal 2007 from 24.7% in fiscal 2006. The more significant factors affecting gross margin during fiscal year 2007 were:

  •
  an initial product margin increase of 180 basis points as a result of continued benefits from increasing scale, the positive impact of our Everyday Low Price strategy on our pricing structure, higher penetration of our owned-brand merchandise, and lower clearance inventory coupled with better management of clearance merchandise and pricing,

  •
  a 73 basis point negative impact on initial margin from the change in our product mix, largely due to increased lower margin power sports sales and decreased higher-margin apparel sales, and

  •
  a 55 basis point negative impact from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores.

        Selling, General and Administrative Expenses.    SG&A expenses increased by $33.3 million, or 16.1%, to $240.7 million in fiscal 2007 from $207.4 million in fiscal 2006. As a percentage of sales, SG&A expenses increased 208 basis points to 24.8% in fiscal 2007 from 22.8% in fiscal 2006. The primary factors in this increase were (i) labor costs in the retail stores that accounted for 66 basis points of the increase, as labor costs could not be adjusted commensurate with the sales decline, (ii) increased depreciation at the retail store level that resulted in a 29 basis points negative impact, and (iii) other selling, general and administrative costs which were negatively impacted 84 basis points from de-leverage due to weak sales. Overton's also added 28 basis points in selling, general and administrative expenses in fiscal 2007 during a seasonally slow two month sales period for Overton's.

        Exit Costs, Impairment and Other Charges.    During the latter half of fiscal 2007, in response to changes in economic and retail industry conditions, management began efforts to streamline operating activities and took further actions designed to improve profitability. This included closing two unprofitable stores, a reduction in the stores and markets that sold our powersports products and reductions in workforce at our headquarters location in St. Paul. In addition, we recorded severance costs earlier in fiscal 2007 relative to two executive terminations. Also, as a result of the Overton's acquisition in December 2007, we wrote-off certain assets, whose use was discontinued, related to capitalized web site development costs that began earlier in fiscal 2007.

        These charges in the aggregate were $6.5 million for fiscal 2007 with $4.3 million incurred in the fourth quarter. For fiscal 2006, these charges were $458,000 and represented exit costs for closed stores and severance costs only.

        Pre-opening Expenses.    Pre-opening expenses increased $1.6 million, or 49.0%, to $4.8 million in fiscal 2007 from $3.2 million in fiscal 2006. We opened 13 new stores in fiscal 2007 and eight new stores in fiscal 2006, including relocated stores in both periods. Pre-opening expenses on a per store basis declined slightly in fiscal 2007 due to continued efficiencies in store opening processes and cost control.

        Gain on Insurance Settlement.    During our third quarter of fiscal 2006, we recorded a gain of $1.4 million in connection with an insurance settlement resulting from flood damage at one of our stores.

        Interest Expense, net.    Interest expense increased by $0.6 million, or 2.9%, to $19.7 million in fiscal 2007 from $19.2 million in fiscal 2006. The increase in interest expense resulted from higher average outstanding borrowings used to fund our growth and operating loss. Average outstanding borrowings during fiscal 2007 increased 13%, as compared to fiscal 2006, due primarily to increased cash used to fund our growth and operating loss, for capital expenditures in connection with new and existing stores and the Overton's acquisition. Higher average borrowings were substantially offset by an approximately 50 basis points decrease in average interest rates due to general interest rate declines and as a result of the February 28, 2007 amendment to our credit facility. Average interest rates on our outstanding borrowings were 56 basis points lower in fiscal 2007 than in fiscal 2006. The average effective interest rate on all of our outstanding borrowings as of February 2, 2008 and February 3, 2007 was 6.82% and 7.85%, respectively.

        Debt conversion charge.    In December 2006, we completed a private placement of $50 million of our common stock. The purchase price was paid with $30 million in cash and the tender of our outstanding $20 million convertible note in exchange for 5,701,255 shares of common stock. In connection with this transaction, we recorded a non-cash charge of $9.0 million in fiscal 2006 representing the fair value of the common shares issued in excess of the shares that were issuable under the original convertible note agreement executed in August 2005.

        Income Tax Provision.    Our fiscal 2007 tax provision primarily represents minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax for fiscal 2007 or fiscal 2006 due to the uncertainty of the realization of the net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

        Net Loss.    Our net loss was $31.8 million for fiscal 2007, as compared to net loss of $13.2 million for fiscal 2006, due to the factors discussed above.

Fiscal Year 2006 compared to Fiscal Year 2005

        Sales.    Sales increased by $107.0 million, or 13.3%, to $911.4 million in fiscal 2006 from $804.5 million in fiscal 2005. The increase resulted from sales of $118.4 million from fiscal 2006 and fiscal 2005 new stores not included in the comparable store sales base, a comparable store sales increase of $2.3 million and a $13.7 million sales decrease from stores closed during 2006 but open during 2005 and changes in other revenue. Our comparable store sales decline of 1.1% is the result of comparing the 53 weeks of fiscal 2006 to 53 weeks, not the actual 52 weeks, for fiscal 2005. In fiscal 2006, we opened eight new stores, including one relocated store, and added 483,000 square feet of retail selling space, a 9.7% increase. During fiscal 2005, we opened 19 new stores, including two relocated stores, and added 1.2 million square feet of retail selling space, a 33% increase.

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

        Selling, General and Administrative Expenses.    SG&A expenses increased by $19.5 million, or 10.4%, to $207.4 million in fiscal 2006 from $188.0 million in fiscal 2005. As a percentage of sales, SG&A expenses decreased 61 basis points to 22.8% in fiscal 2006 from 23.4% in fiscal 2005. Advertising expense decreased 74 basis points due to our decision to reduce advertising in the first half of the fiscal year and shift a portion of advertising expenditures from print media to local radio in the second half of the fiscal year.

        Exit Costs, Impairment and Other Charges.    Exit costs, impairment and other charges decreased by $2.2 million, or 82.6%, to $458,000 in fiscal 2006 from $2.6 million in fiscal 2005. In fiscal 2006, we incurred minimal charges for stores that were closed for relocation and a minimal amount for severance. In fiscal 2005, we incurred $1.3 million in charges for stores that were closed for relocation, one with a significant remaining lease commitment and an additional $1.3 million in severance costs, primarily at the executive and corporate level.

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

        Debt conversion charge.    In December 2006, we completed a private placement of $50 million of our common stock. The purchase price was paid with $30 million in cash and the tender of our outstanding $20 million convertible note in exchange for 5,701,255 shares of common stock. In connection with this transaction, we recorded a non-cash charge of $9.0 million representing the fair value of the common shares issued in excess of the shares that were issuable under the original convertible note agreement executed in August 2005.

        Income Tax Provision.    We did not record an income tax provision for fiscal 2006 or fiscal 2005 due to the uncertainty of the realization of the net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset was uncertain and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

        Net Loss.    Our net loss was $13.2 million for fiscal 2006, as compared to net loss of $13.3 million for fiscal 2005, due to the factors discussed above.

Quarterly Results of Operations and Seasonality

        Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with the highest sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season. In recent years, the second half of our fiscal years have generated approximately 60% to 65% of our annual sales, including new store sales. In addition, our customers' demand for our products and therefore our sales can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. Our grand opening activities surrounding our new store openings can also cause fluctuations in sales when compared to operating periods in later months. It is for this reason we include a new store in our comparable store sales base in its fifteenth full month to minimize the effect of grand opening activities.

        This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

        The recently acquired Overton's business is also subject to seasonal fluctuations, with its highest sales activity normally occurring during the first and second quarters of our fiscal year, which is the primary season for boating, marine and watersports related products. Historically, Overton's has generated approximately 65% to 70% of its sales during the first half of our fiscal year and approximately 50% during the second quarter of our fiscal year.

        Our pre-opening expenses have and will continue to vary significantly from quarter to quarter, primarily due to the timing of store openings. We typically incur most pre-opening expenses for a new store during the three months preceding, and the month of, it's opening. In addition, our labor and operating costs for a newly opened store can be greater during the first one to two months of operation than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Accordingly, the volume and timing of new store openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs and store labor and operating expenses. Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

        See Note 21—"Summary of Quarterly Results" to our financial statements included in this report for additional information.

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

	Cash Flow Summary Fiscal Year Ended
	52 weeks	53 weeks	52 weeks
	February 2, 2008	February 3, 2007	January 28, 2006
Net cash provided by (used in) operating activities	$(30,397)	$604	$(30,279)
Net cash used in investing activities	(122,316)	(28,291)	(49,477)
Net cash provided by financing activities	153,993	27,449	80,303

Total net increase (decrease) in cash	$1,280	$(238)	$547

Details of financing activities:
Borrowings (repayments) under credit facility	$77,528	$(6,451)	$60,495
Proceeds from issuance of long-term debt	53,082	5,300	20,000
Reductions in long-term debt	(3,874)	(1,229)	(697)
Proceeds from stock sales and exercise of options	27,257	29,829	505

Net cash provided by financing activities	$153,993	$27,449	$80,303

New store openings, including relocated stores	13	8	19

        Net cash used in operating activities was $30.4 million in fiscal 2007, compared to net cash provided by operating activities of $0.6 million in fiscal 2006 and net cash used in operating activities of $30.3 million in fiscal 2005. The overall $31.0 million increase in net cash used in operating activities in fiscal 2007 compared to fiscal 2006 is primarily due to:

  •
  decreased funding of $18.3 million as a result of the increased net loss in fiscal 2007 as compared to fiscal 2006, adjusted for changes in non-cash charges (depreciation and amortization, exit costs, impairment and other charges, and the debt conversion charge)

  •
  decreased funding from accounts payable and other accrued liabilities of approximately $26.5 million primarily from (i) a $16.4 million boat inventory increase in fiscal 2007, for which a substantial part of the vendor financing had expired by year end and the related accounts payable balances were reduced, and (ii) a general reduction in accounts payable balances due to lower inventory turn as a result of sales weakness in the third and fourth quarters of fiscal 2007, offset by

  •
  an increase of $12.6 million in funds as a result of account balance activity in accounts receivable, inventories, prepaid assets and other assets. Cash used for inventories was $4.4 million less in fiscal 2007 as we decreased the amount of opening inventories in our new stores as well as decreased the inventories in existing stores (non-power sports). Cash provided by accounts receivable was $6.2 million more in fiscal 2007 than fiscal 2006 due to insurance receivables in 2006 and less growth in vendor allowance receivables. Cash used for prepaids and other current assets was $4.0 million less due primarily to an increase in prepaid rent in fiscal 2006 due to the 53-week year.

        Net cash used in investing activities was $122.3 million in fiscal 2007, $28.3 million in fiscal 2006 and $49.5 million in fiscal 2005. In fiscal 2007, net cash used in investing activities includes $76.5 million for the acquisition of Overton's ($72.3 million) and the acquisition of a retail competitor in Baxter, MN ($7.1 million). The $76.5 million cash outlay is net of $1.4 million in cash acquired and $1.5 million in deferred payments. Excluding the fiscal 2007 acquisitions, net cash used in investing activities consists entirely of purchases of property and equipment, net of proceeds received from sales of assets, and insurance proceeds. We use cash for leasehold improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. We opened 13, 8 and 19 new stores in fiscal 2007, 2006 and 2005, respectively. Purchases of property and equipment also include purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

        Net cash provided by financing activities was $154.0 million in fiscal 2007 compared to $27.4 million in fiscal 2006 and $80.3 million in fiscal 2005. The financing activities during these periods were primarily related to financing the increased inventory levels and property and equipment purchases for store openings and operating losses. In fiscal 2007, cash provided by financing activities also included proceeds of $40 million from the issuance of Term Note B to Bank of America, NA and $24 million in proceeds from our sale of an aggregate of 4,067,797 shares of the Company's common stock at a per share purchase price of $5.90. Both these proceeds were used to fund the acquisition of Overton's. An additional approximately $6 million was borrowed under our revolving credit facility to fund the balance of the Overton's purchase price.

        Also included in cash provided by financing activities in fiscal 2007 are proceeds of $12.8 million from two promissory notes with two banks that allowed us to finance capital expenditures of certain of our new stores under secured financing arrangements. The notes carry fixed interest rates and four and five year repayment terms.

Credit Facility

        We have maintained a revolving credit facility with Bank of America, N.A. since 2001. On August 15, 2007, pursuant to an amended and restated agreement, we agreed with Bank of America, N.A., as agent, and the lenders named therein, to increase our revolving credit facility to $345 million from $275 million, with an option to increase the revolving facility by another $55 million subject to certain terms and conditions. The amended facility also extends the maturity date for the revolving and term loan, by three years, to June 30, 2012. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender's prime commercial lending rate, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on our EBITDA, as defined in the credit agreement. Our obligations under the credit facility are secured by interests in substantially all of its assets.

        Term Loan A.    In addition to the revolving credit facility, our credit facility includes a $20 million term loan. The amount of the term loan is not deducted in determining availability under the revolving credit facility, except to the extent that the balance of the term loan exceeds approximately 4% to 5% of the eligible borrowing base. The term loan matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America's prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%. This additional financing was obtained to maintain the liquidity levels necessary to fund continued growth and seasonal cash flow needs.

        The table below summarizes pertinent information regarding the Company's credit facility with Bank of America, N.A. as of the end of fiscal years 2007, 2006 and 2005:

	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Maximum credit facility available	$345,000	$275,000	$275,000
Revolver and Term Loan A balance	$246,013	$168,485	$174,936
Term loan B balance (long-term)	$40,000	$—	$—
Outstanding letters of credit	$7,271	$9,619	$5,120
Borrowing availability	$22,313	$51,299	$18,960
Interest rate at year end	6.3%	7.3%	6.5%
Agreement maturity	June 2012	June 2009	June 2009

Credit Facility Amendment and Long Term Note Payable in Connection with Acquisition

        On December 6, 2007, the Company entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent ("Bank of America"), Bank of America Securities, LLC, as the lead arranger, Wells Fargo Foothill, Inc., as the syndication agent, the CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein. The amendment and restatement was effected in order to add an additional $40.0 million term loan ("Term Loan B") to the Company's secured credit facility to partially fund the acquisition of Overton's and to make certain other amendments, including reducing permitted capital expenditures and replacing former covenants relating to minimum operating cash flow and EBITDA with a minimum excess availability reserve covenant.

        Term Loan B will have a four year maturity with interest only payments in year one, mandatory semi-annual principal payments in years two and three, and mandatory quarterly principal payments in year four that will fully amortize the loan. Interest on Term Loan B will be on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding. Term Loan B may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests. The Company will not have the ability to exercise the $55.0 million accordion feature under its revolving credit facility while Term Loan B is outstanding. All of the proceeds of Term Loan B were used by the Company to partially fund the acquisition of Overton's. The amendment and restatement does not change the interest rates applicable to revolving advances or the Company's previously outstanding term loan. The long-term portion of Term Loan B is classified as long term debt in the consolidated balance sheets. .

        David C. Pratt, our Chairman, and Holiday Stationstores, Inc., an affiliate of Ronald A. Erickson, our Vice Chairman, and Gerald A. Erickson, a director of our company, provided guaranties of Term Loan B to Bank of America in connection with the financing. Mr. Pratt is guaranteeing up to $40.0 million of the obligations under Term Loan B while Holiday is separately guaranteeing up to $9.9 million of the obligations under Term Loan B. Neither Mr. Pratt nor Holiday received any consideration in exchange for their guaranties.

        Availability.    Outstanding borrowings under the credit facility, including Term Loan A, as of February 2, 2008 and February 3, 2007, were $246.0 million and $168.5 million, respectively. These amounts exclude Term Loan B which was made in connection with the Overton's acquisition. Our remaining borrowing capacity under the credit facility, after subtracting letters of credit, as of February 2, 2008 and February 3, 2007 was $22.3 million and $51.3 million, respectively.

        Covenants.    Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of February 2, 2008 and February 3, 2007. Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including the possibility of continued weakness in the retail environment in North America, which weakness may negatively affect future retail sales.

Unregistered Sale of Equity Securities Issued in Connection with the Acquisition of Overton's

        On December 6, 2007, we entered into stock purchase agreements with Gratco, LLC, ("Gratco")an entity controlled by David C. Pratt, our Chairman, and with Holiday Station Stores, Inc, ("Holiday") an affiliate of Ronald A. Erickson, our Vice Chairman, and Gerald A. Erickson, a member of our board of directors. Pursuant to the agreements we sold an aggregate of 4,067,797 shares of common stock at $5.90 per share for an aggregate purchase price of $24.0 million. Gratco purchased 3,065,000 shares for a purchase price of $18.1 million and Holiday purchased 1,002,797 shares for a purchase price of $5.9 million. The net proceeds were used to partially fund the purchase price of Overton's.

        The shares were not registered under the Securities Act of 1933 upon issuance. We offered and sold the shares to the purchasers in reliance on the exemption from registration provided by Rule 506 promulgated under Regulation D. We relied on this exemption from registration based in part on representations made by the purchasers in the stock purchase agreements.

        We provided customary registration rights to the purchasers under the stock purchase agreements. Under the stock purchase agreements, we agreed to file a shelf registration statement on Form S-3 for resales of the shares within 365 days of the closing date of December 6, 2007. We are further obligated to use our best efforts to cause the shelf registration statement to become effective under the Securities Act of 1933 within 420 days after the closing date (480 days in the event of a full review of the shelf registration statement by the Securities and Exchange Commission). Each of Gratco and Holiday have confirmed to us their long-term investment focus and represented to us in their respective stock purchase agreement that they are purchasing the shares for their own account and have no present intent to resell or distribute the shares. The shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Unregistered Sale of Equity Securities and Conversion of Convertible Subordinated Note

        On December 8, 2006, we agreed with the holder of our $20.0 million floating rate convertible subordinated note due August 15, 2010 to amend and restate the note in order to (i) eliminate the right to convert the note into shares of our common stock and to (ii) eliminate the floating rate feature of the note and fix the interest rate at 6.75% per year, a reduction of 25 basis points. The holder of the note was a trust, the annual income beneficiary of which is our chairman, David C. Pratt. Following the amendment of the note, the trust assigned the note to a newly formed limited liability company managed by Mr. Pratt and comprised of certain Pratt family trusts, the current beneficiaries of which are Mr. Pratt or members of his immediate family.

        On December 11, 2006, we entered into a stock purchase agreement pursuant to which we sold 5,701,255 shares of common stock to the limited liability company for an aggregate purchase price of $50.0 million, or $8.77 per share. The per share price of the stock purchase was equal to the closing bid price per share of our common stock on the Nasdaq Global Market on December 11, 2006. The purchase price for the shares was paid by surrendering the note for cancellation of the $20 million in principal due thereunder and by delivering $30 million in cash for the balance of the purchase price. The net proceeds from the stock purchase, after deducting the expenses incurred to complete the deal, were approximately $29.5 million, and were used to reduce outstanding borrowings under our credit facility.

        The modifications to the note and subsequent tendering and cancellation of the note in a short time period were deemed to be an in-substance conversion and, in effect, represented a modification to the conversion price. Accordingly, we recorded a non-cash debt conversion charge in fiscal 2006 in the amount of $9.0 million. This charge was required because the note was tendered as consideration for equity shares and we issued additional shares beyond the number of shares issuable in the original note agreement. U.S. generally accepted accounting principles require that the resulting incremental 1.03 million shares issued, valued at the $8.77 fair value, be reflected as a debt conversion charge in our statement of operations.

        The 5,701,255 shares were not registered under the Securities Act of 1933 upon issuance, but we are required to register these shares.

Other Financings

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

        During fiscal 2007 and fiscal 2006, we purchased information technology equipment totaling $3.6 million and $2.4 million, respectively, financed through capital lease transactions. These capital lease purchases are excluded from the caption "purchases of property and equipment" in our statements of cash flows for fiscal 2007 and fiscal 2006, as they did not require the use of cash.

        The deferred payments in connection with the aquisition of Overton's require a $900,000 payment in each June 2009 and June 2010. The liability was discounted using a long term borrowing rate with an adjustment for risk premium.

Income Taxes / Net Operating Losses.

        Our tax provision in fiscal 2007 primarily represents minimum or net worth taxes due in various states. Certain states have recently adopted an adjusted gross receipts tax. We have no provision for Federal income tax for the three fiscal years ending February 2, 2008 due to accumulated operating losses. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

        In 2005, we determined that a "change in ownership", within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005. This change in ownership imposes a limitation on the amount of our net operating losses that we may deduct for tax purposes in any given year. We have federal and state net operating loss carry-forwards of approximately $83.4 million expiring between 2016 and 2027. The amount of our net operating loss carry-forwards subject to the

Section 382 limitation was $9.4 million at February 2, 2008. Unrestricted net operating losses carry-forwards were $74.0 million. We do not expect this limitation to materially impact our future tax provision for financial reporting purposes.

Future Capital Requirements

        Our future capital requirements will primarily depend on the growth and success of our direct marketing business, the number of new stores we open, the timing of those openings within a given fiscal year and the need to fund operating losses. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support our store base and expected growth in our retail stores and internet and catalog business. We opened 13, 8 and 19 new stores in each of fiscal years 2007, 2006 and 2005, respectively, including one to three relocated/consolidated stores in each year. Our cash used in investing activities, for property and equipment purchases, was approximately $46 million, $28 million and $50 million in fiscal 2007, 2006 and 2005, respectively.

        We currently plan to open five new stores in fiscal 2008, including one relocation and the consolidation of two smaller format stores into one large-format store and expect our total capital expenditures in fiscal 2008 to be approximately $22 to $25 million, including capital expenditures to improve certain existing stores. However, business conditions, business strategy or other factors may cause us to adjust these plans. We believe that we will be able to service our business from our existing distribution facilities through fiscal 2009. We believe the timing of any expansion of our distribution capabilities will depend on the number of new stores we open, the growth of our internet and catalog business and the ability to finance an expansion. The number of new stores we open will depend on the success of our business in fiscal 2008 and fiscal 2009.

        In December 2007, we expended $72.3 million to acquire Overton's, a direct-to-consumer marketing company. This acquisition enables us to leverage the value of our retail store distribution network and develop strategies to reach our customers through other channels—catalog and internet based selling. As Overton's is a company with existing fulfillment and business capacity that is a close match with our seasonal needs, we do not anticipate our capital investment in the Overton's business in fiscal 2008 to exceed $1 million to $2 million.

        In 2006, we began a significant effort to upgrade our merchandise and information systems that will provide enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to update our information systems over the next several years.

        We intend to satisfy our capital requirements in fiscal 2008 with cash flows from operations, funds available under our credit facility and equipment financing leases. However, if capital requirements for our business strategy change, or if sales and cash flows from operations do not meet anticipated levels, we may need to seek additional debt or equity financing in the public or private markets. Beyond fiscal 2008, we anticipate needing additional financing to grow our business. There is no assurance that we will be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.

Interest Rate Risk

        Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $286.0 million at February 2, 2008 and $168.5 million at February 3, 2007. If short-term floating interest rates on our average fiscal 2007 and fiscal 2006 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $2.4 million and $2.1 million, respectively, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years. We have not contracted for any derivative financial instruments. We have no international sales, however, we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended February 2, 2008. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods. Inflation in particular commodities, for example gasoline and food, that impact the general economic well-being of consumers does impact consumer confidence and therefore may negatively impact our sales, depending on the severity of price increases and negative changes in economic conditions.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

        The following table contains information regarding our total contractual obligations, including off-balance sheet arrangements, as of February 2, 2008:

	Payments due by pay period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$809,748	$70,116	$142,937	$139,582	$457,113
Purchase obligations(2)	11,748	10,042	1,667	40	—
Capital lease obligations(3)	17,048	3,264	4,203	1,732	7,849
Long-term debt(4)	70,937	10,863	33,615	22,648	3,811

Total	$909,481	$94,284	$182,422	$164,002	$468,773

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

(4)
Includes the $40 million Term Loan B, various secured equipment notes payable and a deferred payment obligation in connection with the Overton's acquisition.

Impact of Recent Accounting Pronouncements

2006 Adoptions:

        SFAS No. 123R—Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board's Statement No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in our financial statements for granted, modified, or settled stock options and for expense related to our employee stock purchase plan. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

        EITF No. 06-3—In March 2006, the Financial Accounting Standards Board's Emerging Issues Task Force released Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our statement of operations and have adopted to continue that policy.

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

2007 Adoptions:

        FIN 48—In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our results of operations, cash flows or financial position.

2008 and Future Adoptions:

        SFAS No. 157—In September 2006, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, as the Financial Accounting Standards Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a Financial Accounting Standards Board Staff Postion issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We do not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

        SFAS No. 159—In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. We have elected not to adopt SFAS No. 159.

        SFAS No. 141R—In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces FAS No. 141. FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. In addition, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

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

        We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation is not in compliance with our policy.

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

        When making these assumptions, we consider a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. Financial accounting standards require that we estimate the potential value of sub-lease income for store locations slated to be closed in our calculation of lease termination charges. Estimated sub-lease income can be of material amounts. If actual results are not consistent with our assumptions and judgments, we may be exposed to additional charges that could be material. We are not aware of any events or changes in circumstances that would require calculation of a location closing liability at this time, except as we have recorded and disclosed in our current financial statements.

Insurance

        We retain a portion of the risk related to certain general liability, workers' compensation, property loss and employee medical and dental claims. Liabilities associated with these losses are calculated for claims filed, and claims incurred but not yet reported, at our estimate of their ultimate cost, based upon analysis of historical data and actuarial estimates. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $286.0 million at February 2, 2008 and $168.5 million at February 3, 2007. If short-term floating interest rates on the average fiscal 2007 and fiscal 2006 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $2.4 million and $2.1 million, respectively, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years. We have not contracted for any derivative financial instruments. We have no international sales, however, we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management's Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Overton's Inc, which is included in the February 2, 2008 consolidated financial statements of Gander Mountain Company and constituted 13.5% of total assets as of February 2, 2008 and 0.6% and 3.8% of revenues and net income, respectively, for the year then ended.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our company's internal control over financial reporting was effective as of February 2, 2008.

        Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal controls over financial reporting as of February 2, 2008 as stated in their report included herein.

/s/ MARK R. BAKER Mark R. Baker Chief Executive Officer and President
/s/ ROBERT J. VOLD Robert J. Vold
Senior Vice President, Chief Financial Officer and Treasurer
May 2, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

        We have audited Gander Mountain Company's internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gander Mountain Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gander Mountain Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Overton's Inc., which is included in the February 2, 2008 consolidated financial statements of Gander Mountain Company and constituted 13.5% of total assets as of February 2, 2008 and 0.6% and 3.8% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Gander Mountain Company also did not include an evaluation of the internal control over financial reporting of Overton's Inc.

        In our opinion, Gander Mountain Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Gander Mountain Company as of February 2, 2008, and February 3, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008, and our report dated May 1, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 1, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

        We have audited the accompanying consolidated balance sheets of Gander Mountain Company as of February 2, 2008, and February 3, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gander Mountain Company at February 2, 2008, and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2, in 2006, Gander Mountain Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

        We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Gander Mountain Company's internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 1, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 1, 2008

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	February 2, 2008	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$2,622	$1,342
Accounts receivable	10,992	10,337
Income tax receivable	486	—
Inventories	403,683	349,120
Prepaids and other current assets	15,987	10,681

Total current assets	433,770	371,480
Property and equipment, net	168,685	144,439
Goodwill	48,803	2,837
Acquired intangible assets, net	25,098	—
Other assets, net	3,576	2,861

Total assets	$679,932	$521,617

Liabilities and shareholders' equity
Current liabilities:
Borrowings under credit facility	$246,013	$168,485
Accounts payable	72,563	62,868
Accrued and other current liabilities	60,606	48,032
Current maturities of long term debt	8,247	1,677

Total current liabilities	387,429	281,062
Long term debt	64,173	16,421
Deferred income taxes	7,113	—
Other long term liabilities	27,397	27,343
Shareholders' equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,049,064 and 20,027,788 shares issued and outstanding)	241	200
Additional paid-in-capital	277,110	252,408
Notes receivable from shareholders	—	(4,100)
Accumulated deficit	(83,531)	(51,717)

Total shareholders' equity	193,820	196,791

Total liabilities and shareholders' equity	$679,932	$521,617

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year
	52 weeks	53 weeks	52 weeks
	February 2, 2008	February 3, 2007	January 28, 2006
Sales	$969,403	$911,438	$804,474
Cost of goods sold	728,649	686,722	612,029

Gross profit	240,754	224,716	192,445
Operating expenses:
Selling, general and administrative expenses	240,744	207,431	187,956
Exit costs, impairment and other charges	6,493	458	2,635
Pre-opening expenses	4,836	3,245	6,555
Gain on insurance settlement	—	(1,400)	—
Gain on contract settlement	—	—	(2,500)

(Loss) income from operations	(11,319)	14,982	(2,201)
Interest expense, net	19,745	19,187	11,106
Debt conversion charge	—	9,037	—

Loss before income taxes	(31,064)	(13,242)	(13,307)
Income tax provision	750	—	—

Net loss	$(31,814)	$(13,242)	$(13,307)

Basic and diluted loss per common share	$(1.52)	$(0.88)	$(0.93)
Weighted average common shares outstanding	20,913	15,100	14,257

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year
	52 weeks	53 weeks	52 weeks
	February 2, 2008	February 3, 2007	January 28, 2006
Operating activities
Net loss	$(31,814)	$(13,242)	$(13,307)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	27,589	22,829	18,754
Exit costs, impairment and other charges	4,561	—	—
Debt conversion charge	—	9,037	—
Stock-based compensation expense	1,587	1,343	319
Loss / (gain) on disposal of assets	289	(700)	389
Change in operating assets and liabilities: (Net of acquired assets and acquired liabilities)
Accounts receivable	484	(5,722)	2,132
Inventories	(36,324)	(40,725)	(44,257)
Prepaids and other current assets	(3,947)	(7,940)	(119)
Other assets	(2,046)	—	—
Accounts payable and other liabilities	9,224	35,724	5,810

Net cash (used in) / provided by operating activities	(30,397)	604	(30,279)

Investing activities
Purchases of property and equipment	(46,549)	(36,488)	(60,320)
Acquisition of businesses, net of cash acquired of $1.4 million	(76,493)	—	—
Proceeds from insurance settlement	726	6,097	—
Proceeds from sale of assets	—	2,100	10,843

Net cash used in investing activities	(122,316)	(28,291)	(49,477)

Financing activities
Borrowings (repayments) under credit facility	77,528	(6,451)	60,495
Proceeds from sales of common stock, net of expenses	23,967	29,540	—
Proceeds from exercise of stock options and employee stock purchases	3,290	289	505
Proceeds from long term debt	53,082	5,300	20,000
Reductions in long term debt	(3,874)	(1,229)	(697)

Net cash provided by financing activities	153,993	27,449	80,303

Net increase / (decrease) in cash	1,280	(238)	547
Cash, beginning of period	1,342	1,580	1,033

Cash, end of period	$2,622	$1,342	$1,580

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Shareholders' Equity

(In Thousands, Except Share Data)

	Common Stock			Notes Receivable From Shareholders
			Additional Paid-in Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	$
Balance, January 29, 2005	14,221,925	$142	$191,434	$(4,100)	$(25,168)	$162,308
Net loss	—	—	—	—	(13,307)	(13,307)
Exercise of stock options	35,000	0.4	290	—	—	291
Common stock issued under employee stock purchase plans	28,362	0.3	214	—	—	214
Stock option expense	—	—	319	—	—	319

Balance, January 28, 2006	14,285,287	$143	$192,257	$(4,100)	$(38,475)	$149,825
Net loss	—	—	—	—	(13,242)	(13,242)
Exercise of stock options	3,637	—	24	—	—	24
Stock purchase agreement	5,701,255	57	58,518	—	—	58,575
Common stock issued under employee stock purchase plans	37,609	0.4	266	—	—	266
Stock option expense	—	—	1,343	—	—	1,343

Balance, February 3, 2007	20,027,788	$200	$252,408	$(4,100)	$(51,717)	$196,791
Net loss	—	—	—	—	(31,814)	(31,814)
Cancellation of stock subscription notes	(428,928)	(4)	(4,096)	4,100	—	—
Exercise of stock options	323,543	3	2,930	—	—	2,933
Stock purchase agreements	4,067,797	41	23,926	—	—	23,967
Common stock issued under empoyee stock purchase plans	58,864	0.6	355	—	—	356
Stock option expense	—	—	1,587	—	—	1,587

Balance, February 2, 2008	24,049,064	$241	$277,110	$—	$(83,531)	$193,820

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Notes to Consolidated Financial Statements

Note 1. Nature of Business

        Gander Mountain Company Inc. ("the Company") operates the nation's largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. Since its origin in 1960, the Company's brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. The Company's core strategy and focus is to provide its target customer with a unique retail experience founded upon the Company's "We Live Outdoors" culture and theme. The Company is transforming its market position from a traditional specialty store to a large-format, category-focused store by opening large-format stores and increasing the selling space within its existing stores. The large-format strategy has allowed the Company to offer its customers a broader and deeper assortment of merchandise. The Company offers competitively priced hunting, fishing, camping and boating equipment, accessories and related technical apparel and footwear, as well as gunsmith, archery, ATV and marine services. It's stores feature national, regional and local brands as well as its owned brands, and the Company's associates provide knowledgeable customer service.

        As of February 2, 2008, the Company operated 113 stores in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Tennessee, Virginia, West Virginia and Wisconsin.

        On December 6, 2007, the Company completed the acquisition of all of the outstanding equity securities of Overton's Holding Company ("Overton's"). Overton's is a leading internet and catalog marketer of specialty water sports and related marine accessories. Overton's product line is extensive, ranging from water skis, wakeboards, dive gear, apparel and footwear to marine electronics, GPS devices, boat maintenance and repair, trailers, and boat and truck accessories. Overton's products are sold under two principal brands, Overton's® and Consumers Marine®, through catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three product showrooms. The acquisition of Overton's will enable the Company to accelerate its strategy to reach customers through an integrated, multi-channel approach utilizing catalogs, websites and retail stores. Overton's will continue to operate under the "Overton's®" brand and as a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of Overton's since its acquisition date.

        With the acquisition of Overton's the Company has two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through our retail stores. The Direct segment is the internet and catalog operations of Overton's. The Company has evaluated it's operating and reporting segments in accordance with SFAS No. 131 and has considered the discrete financial information reviewed by the chief operating decision maker in making decisions regarding allocation of resources and in assessing performance.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business (Continued)

        The following table shows the Company's sales during the past three fiscal years by product category:

Category(1)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Hunting	43.0%	45.1%	42.8%
Fishing and Marine(2)	16.0%	14.6%	15.5%
Camping, Paddlesports and Backyard Equipment	7.2%	7.7%	8.3%
Apparel and Footwear	24.0%	25.1%	26.3%
Powersports	6.8%	4.3%	3.8%
Other	1.8%	2.3%	2.5%
Parts and services	1.2%	0.9%	0.7%

Total	100.0%	100.0%	100.0%

(1)
Certain reclassifications to categories have been made. All years are stated on a comparable basis.

(2)
Overton's sales of $5.5 million for two months of fiscal 2007 have been included in the Fishing and Marine category.

        Fiscal Year—The Company's year-end is the Saturday closest to the end of January, electing a 52 or 53 week year. The fiscal year ended February 3, 2007 (fiscal 2006) included 53 weeks. The fiscal years ending February 2, 2008 (fiscal 2007) and January 28, 2006 (fiscal 2005) included 52 weeks.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income, cash flows, or financial position.

        Cost of Sales and Selling, General and Administrative Expenses—The classification of these expenses varies across the retail industry. The following describes the primary costs classified in each of our major expense categories:

Cost of sales:

        Retail segment includes costs of product sold and the following:

  (i)
  freight expenses associated with moving merchandise from our vendors to our distribution centers and to our retail stores

  (ii)
  vendor income that is not reimbursement of specific, incremental and identifiable costs

  (iii)
  markdowns and changes in reserve balances for products with market value lower than cost

  (iv)
  shrink

  (v)
  distribution center costs, which includes all costs to operate our distribution center including freight expenses associated with replenishment of product to our stores, labor and occupancy costs

  (vi)
  store occupancy costs such as rent, taxes and common area maintenance charges.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business (Continued)

        Direct marketing segment includes costs of product sold and the following:

  (i)
  freight expenses associated with delivery of product direct to consumers

Selling, general and administrative expenses:

        Beginning with this filing of our form 10-K for fiscal 2007, the Company changed the presentation of the consolidated statement of operations as a result of the acquisition of Overton's, a direct marketing company. Previously, the Company presented two operating expense captions: "Store Operating expenses" and "General and Administrative expenses". These two captions are now combined into the caption "Selling, General and Administrative expenses". This reclassification has been made for all years presented.

        Retail segment includes:

  (i)
  marketing and advertising expenses

  (ii)
  compensation and benefit expenses for our stores and corporate office

  (iii)
  other store operating expenses such as depreciation, supplies, store maintenance, credit card fees, and other direct store expenses

  (iii)
  expenses of our corporate offices in St. Paul, MN

  (iv)
  expenses associated with shared service and corporate functions such as merchandising/buying, information technology, human resources and finance/ accounting

        Direct marketing segment includes:

  (i)
  catalog production and distribution expenses and other marketing expenses

  (ii)
  compensation and benefit expenses for our order fulfillment center and call center

  (iii)
  expenses of the Overton's corporate office in Greenville, NC.

  (iv)
  expenses associated with shared service and corporate functions of Overton's such as merchandising/buying, information technology, human resources and finance/ accounting

Note 2. Summary of Significant Accounting Policies

        Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates relate primarily to the valuation of receivables and inventories and the recorded amounts of certain accrued liabilities. Ultimate results could differ from those estimates.

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

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        The Company also has amounts due from vendors for returned products and certain vendor allowances reflected as reductions in accounts payable in the Company's balance sheets because the Company has the right of offset against amounts owed to vendors for merchandise purchases. An allowance is recognized for these receivables in an amount equal to the anticipated future write-offs based on historical experience and other factors. The allowances for these amounts due to the Company were $250,000, and $150,000 as of February 2, 2008 and February 3, 2007, respectively.

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

Asset Category	Life (in years)
Building	40
Furniture and equipment	3 - 10
Leasehold improvements	Initial lease term
Computer software and hardware	3 - 8

        Long-Lived Assets—All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows to be generated by those assets are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value. Fair value is based on appraisals or other reasonable methods to estimate value. The Company follows the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of purchase price over fair value of net assets acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be tested annually for impairment in the same manner as other long-lived assets. The Company tested its goodwill in the fourth quarters of fiscal 2007, 2006 and 2005 and no impairment recognition was required based on those tests. Intangible assets with indefinite lives are tested for impairment at least annually or whenever an event has occurred that would more likely than not reduce fair value below the carrying amount. Subsequent to the acquisition of Overton's, the

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Company determined that it has two reporting units for purposes of impairment testing—Retail and Direct.

        Stock-Based Compensation—Effective January 29, 2006, the Company adopted the fair-value recognition provisions of the Financial Accounting Standards Board's Statement No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under the Company's employee stock purchase plan. The Company adopted the provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the Company's financial statements for granted, modified, or settled stock options and for expense related to the employee stock purchase plan. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, in accordance with the modified-prospective transition method.

        Through fiscal 2005, the Company had continued to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, any compensation cost for stock options was measured as the excess, if any, of the fair market value of the Company's stock at the measurement date over the employee's option exercise price.

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

        Outstanding options and convertible securities to purchase shares of the Company's common stock were not included in the diluted EPS calculation for all years presented in the financial statements, as they were antidilutive. The shares of common stock subject to potential issuance as a result of these outstanding securities totaled 3,507,113, 3,945,475 and 4,930,804 as of February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

        The potential 4,930,804 shares issuable as of January 28, 2006 included 1,250,000 shares that were issuable upon conversion of the subordinated unsecured convertible note. This convertible note was no longer outstanding as of February 3, 2007.

        Revenue Recognition—Revenue from retail sales is recognized at the time of sale. Revenue generated from sales is reduced by a reserve for estimated returns. The estimated returns reserve is based upon historical experience. Revenue from layaway sales is recognized upon receipt of final payment from the customer. Revenue does not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

        For internet and catalog generated revenue, the Company recognizes revenue at the time of shipment from its distribution center or from its factory direct vendors' distribution center. The Company records sales generated as a result of the Company's factory direct or drop ship arrangements

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

when the third-party factory direct vendor confirms to the Company the shipment to the Company's customer.

        Freight charges billed to customers in the Direct segment are included in net sales and freight expense incurred with shipping products to customers is included as a component of cost of goods sold in the accompanying consolidated statements of operations. Freight revenue included in net sales for the fiscal year ended February 2, 2008 was $377,000.

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

        Vendor Incentives—The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates, new store purchases, cooperative advertising allowances, and other purchase discounts. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under this guidance, the presumption is that cash consideration received from a vendor should be classified as a reduction of cost of sales when the inventory is sold. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of the cost incurred.

        Leases—The Company leases all of its store locations and the order fulfillment center and office facilities from which it's wholly owned subsidiary Overton's operates. The Company accounts for its leases under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, subsequent amendments, and appropriate ETIF guidance, which require that the Company's leases be evaluated and classified as operating or capital leases for financial reporting purposes. All store leases, except for one, are treated as operating leases for financial reporting purposes.

        Certain leases have scheduled rent increases. In addition, certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement ("rent holidays"). The Company recognizes rent expense for rent escalations and rent holidays on a straight-line basis over the initial term of the lease (or useful life if applicable), beginning on the earlier of the commencement date of the lease or the date when the Company takes possession of the building for construction of

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

leaseholds or the initial setup of fixtures and merchandise. Certain leases also stipulate that additional rent is paid when sales at those leased stores exceed a specified threshold. The additional rent expense under these leases was not material in any fiscal years presented.

        Historically, the Company typically has received tenant improvement allowances from the property landlord to fund leasehold improvements. Such allowances were minimal in fiscal 2007 and fiscal 2006. The Company records these allowances in a deferred rent liability account. These credits are amortized on a straight-line basis, as a reduction to rent expense, over the same period as rent expense described above.

        Extended Warranty Program—Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties.

        The Company offers a limited extended warranty program primarily for firearms. Customers can purchase one year of coverage above and beyond the manufacturer's warranty period. Under the terms of the warranty program, revenue has been deferred and is recognized over the contractual period of the program. The deferred revenue amount for warranties at February 2, 2008, February 3, 2007 and January 28, 2006 was $741,000, $1,182,000 and $824,000, respectively.

        Store Closures—In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for closing expenses when these liabilities are incurred. Reserves for store closures are established by calculating the present value of the remaining lease obligation, if any, adjusted for estimated sub-tenant rental income and any contractual lease buyouts. Expenses associated with these costs are reflected in "exit costs, impairment and other charges" on the accompanying statement of operations. The remaining lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line rent. Store furniture and equipment are either transferred at historical cost to another location, written down to their net realizable value and sold or written down to zero if the Company does not expect to transfer or sell the assets. When a store is identified for closure, the amortization of store leasehold improvements is accelerated over the estimated remaining life of the store. Charges to store operating expenses totaled $2,882,000, $180,000 and $1,303,000 in fiscal 2007, 2006 and 2005, respectively. Refer to note 11 for a discussion of these charges.

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

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

between these methods was not material and accordingly, there was no material impact on net earnings, cash flows or financial position as a result of the change.

        Based on guidance and views published by the Commission, the Company records the extinguishment of unredeemed gift card liabilities as revenue in the accompanying statement of operations. Unredeemed gift cards recorded as revenue as described above totaled $1,310,000, $1,247,000 and $1,035,000 in fiscal 2007, 2006 and 2005, respectively.

        Advertising Costs—Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Gross advertising expense was $26,295,000, $23,004,000 and $27,248,000 for fiscal years 2007, 2006 and 2005, respectively. Certain advertising allowances received from non-merchandise vendors are recorded as a reduction to advertising expense and were $77,500, $147,000 and $1,033,000 for fiscal years 2007, 2006 and 2005, respectively. Included in "Prepaids and other current assets" in the Company's balance sheet are prepaid advertising expenses of $4,087,283 and $1,384,000 as of February 2, 2008 and February 3, 2007, respectively.

        Overton's incurs significant catalog costs in conducting their direct marketing business, typically in the first and second quarter of the fiscal year. These costs were not material in fiscal 2007 because the consolidated financial statements include the accounts of Overton's only since its acquisition date. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, these costs are prepaid and amortized ratably over the life of the catalog based on historically based revenue patterns.

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

        Fair Value of Financial Instruments—The carrying amounts of the Company's financial instruments, primarily debt instruments, approximate fair value at February 2, 2008 and February 3, 2007.

        Software Implementation Costs—The Company capitalizes labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of the software in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In fiscal 2007 and fiscal 2006, the Company recorded approximately $3,063,000 and $967,000, respectively, in costs for its significant software implementation project, including $213,000 and $78,000 in labor costs. There were no significant software implementation costs in fiscal 2005.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Recent Accounting Pronouncements—are as follows:

        FIN 48—In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of the first quarter of fiscal 2007. As of February 2, 2008 and February 3, 2007, the Company does not believe that reserves for uncertain income tax positions need to be recorded pursuant to FIN 48. As a result, and due to the Company's full valuation allowance, it does not have any unrecognized tax benefits. Thus, our adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

        SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, a Financial Accounting Standards Board Staff Postion issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The Company does not expect its adoption to have a material impact on its financial position, results of operations or cash flows.

        SAB No. 108—In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for fiscal 2006. The adoption of this statement did not have a material impact on the Company's results of operations, cash flows or financial position.

        SFAS No. 159—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the "Fair Value Option"). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

elected would be reported as a cumulative adjustment to beginning retained earnings. The Company has elected not to adopt SFAS No. 159.

        SFAS No. 141R—In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces FAS No. 141. FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. In addition, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. The Company will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

Note 3. Business Acquisitions

Overton's Holding Company

        On December 6, 2007, the Company completed the acquisition of all of the outstanding equity securities of Overton's Holding Company ("Overton's") pursuant to a Securities Purchase Agreement among the Company, Overton's and the sellers named therein. As a result of this transaction, Overton's became a wholly owned subsidiary of the Company. The total purchase price for the acquisition was $72.3 million, including the repayment of Overton's existing long term indebtedness at closing and direct costs of the acquisition. The Company financed this purchase price with the new term loan described in Note 5, the equity financing described in Note 7 and borrowings under the Company's revolving credit facility.

        Overton's is a leading internet and catalog marketer of specialty water sports and related marine accessories. Overton's product line is extensive, ranging from water skis, wakeboards, dive gear, apparel and footwear to marine electronics, GPS devices, boat maintenance and repair, trailers, and boat and truck accessories. Overton's products are sold under two principal brands, Overton's and Consumers Marine, through catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three product showrooms.

        The acquisition of Overton's will enable the Company to accelerate its strategy to reach customers through an integrated, multi-channel approach utilizing catalogs, websites and retail stores. Overton's will continue to operate under the Overton's brand and as a wholly-owned subsidiary of the Company. Pursuant to a non-compete agreement entered into by Overton's as part of a previous transaction in 2002, Overton's is restricted from selling hunting related products until March 2009. Between Gander Mountain and Overton's capabilities and resources, the Company will be able to feature a full complement of internet and catalog offerings.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 3. Business Acquisitions (Continued)

        Overton's results of operations are included in the Company's statement of operations from the acquisition date. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The acquisition of Overton's was not material to Gander Mountain Company and therefore the Company has not provided pro-forma financial information. The total $72.3 million purchase price is comprised of the following (in thousands):

Cash paid	$70,000
Present value of deferred payments	1,479
Direct costs	853

Total Purchase Price	$72,332

        The deferred payments require a $900,000 payment in each June 2009 and June 2010. The liability was discounted using a long term borrowing rate with an adjustment for risk premium. Direct costs include mainly legal and accounting fees, business valuation and other external costs directly related to the acquisition.

        Purchase price allocation:    In accordance with SFAS No. 141, the total purchase price was allocated to Overton's net tangible and intangible assets and liabilities based upon their fair values as of December 6, 2007. This allocation is preliminary and subject to finalization of a valuation by an independent appraiser. The Company expects to finalize the purchase price allocation in the first half of fiscal 2008. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The Company employed the services of an independent valuation specialist to assist in the valuation and allocation of goodwill resulting from the acquisition. The following represents the allocation of the purchase price to the acquired net assets of Overton's and the associated estimated useful lives (in thousands):

	Amount	Estimated Useful Life
Net tangible assets	$11,487	—
Property and equipment	1,020	2 - 5 years
Tradenames /Trademarks	21,223	indefinite
Noncompete agreement	1,927	3 years
Customer relationships	1,506	7 years
Goodwill	42,282	indefinite
Deferred tax liabilities	(7,113)	—

	$72,332

        The noncompete agreement and the Customer relationships intangible assets were determined by management to have finite lives. The useful life of the customer relationships was estimated to be seven years based on management's previous experience with customers' buying habits. The useful life of three years for noncompete agreements was based on the expiration term of the noncompete contract that was executed with the prior owners and management. None of the amortizable assets are expected to have a residual value at the end of their respective useful lives. It was determined that the Tradenames/Trademarks intangible asset had an indeterminate life as the Company believes it will derive value from the utility of the Overton's brand for the foreseeable future. The Company will

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 3. Business Acquisitions (Continued)

continue to use the Overton's long-standing brand awareness and reputation in growing and expanding its Direct business. The intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Acquisition of Retail Competitor

        In September 2007, we acquired a competitor's business consisting of a retail store that was selling similar outdoor lifestyle products and which was located within close proximity to one of our retail stores. The purchase price paid in cash was $7.1 million including transaction costs. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $3.7 million. Substantially all of the excess was attributed to goodwill except for $250,000 which was allocated to a covenant not-to-compete agreement. The goodwill will not be subject to amortization for book purposes but rather an annual impairment test for recoverability. The goodwill will be deductible for tax purposes. We have closed the competitor's store and transferred the operation and assets to our location. Results of the acquired business have been included in our operations from the date of the acquisition.

Note 4. Goodwill and Intangible Assets

        The Company accounts for goodwill according to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company has performed an annual testing for impairment of its goodwill and intangible assets. As of February 2, 2008 and February 3, 2007, the reported goodwill and intangible assets are as follows:

	Gross cost—by reporting segment			Less: Accumulated amortization
							Net Amount February 2, 2008
	Retail	Direct	Total	Retail	Direct	Total
Goodwill(1)(2)	$8,064	$42,282	$50,346	$(1,543)	$—	$(1,543)	$48,803

Tradenames /Trademarks(1)	—	21,223	21,223	—	—	—	21,223
Noncompete agreements	1,046	1,927	2,973	(484)	(120)	(604)	2,369
Customer relationships	—	1,506	1,506	—	—	—	1,506

Intangible assets	$1,046	$24,656	$25,702	$(484)	$(120)	$(604)	$25,098

	Gross cost—by reporting segment
				Less: Accumulated amortization
							Net Amount February 3, 2007
	Retail	Direct	Total	Retail	Direct	Total
Goodwill(1)(2)	$4,380	$—	$4,380	$(1,543)	$—	$(1,543)	$2,837

(1)
These assets have indefinite lives and are not amortized for financial reporting purposes.

(2)
Goodwill amounts prior to the Overton's acquisition will continue to be amortized for tax purposes. The Company's retail segment also continues to amortize goodwill for tax purposes. The Company's amortizable goodwill is approximately $14.9 million as of February 2, 2008.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

        As of February 2, 2008, the Company expects amortization expense for intangible assets in future periods to be as shown below (in thousands):

Fiscal Year	Amortization Amount
2008	$857
2009	857
2010	857
2011	215
2012	$215

Note 5. Credit Facility and Long Term Debt

        The Company has maintained a revolving credit facility with Bank of America, N.A. since 2001. On August 15, 2007, the Companny agreed with Bank of America, N.A., as agent, and the lenders named therein, to increase its revolving credit facility to $345 million from $275 million, with an option to increase the revolving facility by another $55 million subject to certain terms and conditions. The amended facility also extends the maturity date for the revolving and term loan, by three years, to June 30, 2012. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender's prime commercial lending rate, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on the Company's EBITDA, as defined in the credit agreement. The Company's obligations under the credit facility are secured by interests in substantially all of its assets.

        Term Loan A.    In addition to the revolving credit facility, the Company's credit facility includes a $20 million term loan. The amount of the term loan is not deducted in determining availability under the revolving credit facility, except to the extent that the balance of the term loan exceeds approximately 4% to 5% of the eligible borrowing base. The term loan matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America's prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%. This additional financing was obtained to maintain the liquidity levels necessary to fund continued growth and seasonal cash flow needs.

        The table below summarizes pertinent information regarding the Company's credit facility with Bank of America, N.A. as of the end of fiscal years 2007, 2006 and 2005:

	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Maximum credit facility available	$345,000	$275,000	$275,000
Revolver and Term Loan A balance	$246,013	$168,485	$174,936
Term loan B balance (in long-term)	$ 40,000	$ —	$ —
Outstanding letters of credit	$ 7,271	$ 9,619	$ 5,120
Borrowing availability	$ 22,313	$ 51,299	$ 18,960
Interest rate at year end	6.3%	7.3%	6.5%
Agreement maturity	June 2012	June 2009	June 2009

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 5. Credit Facility and Long Term Debt (Continued)

Credit Facility Amendment and Long Term Note Payable in Connection with Acquisition

        On December 6, 2007, the Company entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent ("Bank of America"), Bank of America Securities, LLC, as the lead arranger, Wells Fargo Foothill, Inc., as the syndication agent, the CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein. The amendment and restatement was effected in order to add an additional $40.0 million term loan ("Term Loan B") to the Company's secured credit facility to finance the acquisition of Overton's and to make certain other amendments, including reducing permitted capital expenditures and replacing former covenants relating to minimum operating cash flow and EBITDA with a minimum excess availability reserve covenant.

        Term Loan B will have a four year maturity with interest only payments in year one, mandatory semi-annual principal payments in years two and three, and mandatory quarterly principal payments in year four that will fully amortize the loan on September 30, 2011. Interest on Term Loan B will be on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding. Term Loan B may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests. The Company will not have the ability to exercise the $55.0 million accordion feature under its revolving credit facility while Term Loan B is outstanding. All of the proceeds of Term Loan B were used by the Company to finance the acquisition of Overton's. The amendment and restatement does not change the interest rates applicable to revolving advances or the Company's previously outstanding term loan. The long-term portion of Term Loan B is classified as as long term debt in the consolidated financial statements.

        David C. Pratt, our Chairman, and Holiday Stationstores, Inc., an affiliate of Ronald A. Erickson, our Vice Chairman, and Gerald A. Erickson, a director of our company, provided guaranties of the Term Loan B to Bank of America in connection with the financing. Mr. Pratt is guaranteeing up to $40.0 million while Holiday is separately guaranteeing up to $9.9 million of the Term Loan B. Neither Mr. Pratt nor Holiday received any consideration in exchange for their guaranties.

Availability

        Outstanding borrowings under the credit facility, including Term Loan A, as of February 2, 2008 and February 3, 2007, were $246.0 million and $168.5 million, respectively. These amounts exclude Term Loan B which was made in connection with the Overton's acquisition. The Company's remaining borrowing capacity under the credit facility, after subtracting letters of credit, as of February 2, 2008 and February 3, 2007 was $22.3 and $51.3 million, respectively.

Covenants

        Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict the Company's ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of February 2, 2008 and February 3, 2007.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 6. Long Term Debt

        The Company's long term debt consists of the following (in thousands):

	February 2, 2008	February 3, 2007
Term note B	$40,000	$—
Equipment financing notes	16,659	5,204
Capitalized lease obligations	14,213	12,894
Obligation from acquisition	1,548	—

Total long term debt obligations	72,420	18,098
Less: current maturities	(8,247)	(1,677)

Long term debt	$64,173	$16,421

        Term Note B—The Company secured a $40 million term loan with a maturity date of September 30, 2011, in connection with the acquisition of Overton's. Refer to Credit Facility Amendment and Long Term Note Payable in Connection with Acquisition in Note 5 for a more detailed discussion.

        Equipment financing notes—During fiscal 2007, the Company entered into agreements with two banks that allowed it to finance capital expenditures of certain new stores under long-term, secured financing arrangements. In June 2007, in exchange for $7.3 million, the Company issued a promissory note carrying a fixed interest rate of 8.7% and a five year repayment term. In September 2007, in exchange for $5.5 million, the Company issued a promissory note carrying a fixed interest rate of 8.0% and a four year repayment term. Monthly payments of principal and interest are made under these notes, which are secured by certain property and equipment of 18 new stores opened in fiscal 2007, 2006 and 2005.

        In July 2006, the Company completed the purchase of an aircraft and financed $5.3 million of the $5.7 million purchase price with a term note. The term note matures in seven years and has a 7.26% fixed annual interest rate. The note is collateralized by the aircraft.

        Capitalized lease obligations—The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. The leases vary from four to 15 years in term and require monthly payments of principal and interest. The Company also entered into a lease agreement in fiscal 2004 for a retail store that requires a maximum $150,000 quarterly payment obligation for 20 years from lease inception. The agreement also provides a bargain purchase option at the end of the lease term, as defined. The required payment obligation is reduced by allowable sales tax credits that the Company earns under a related site development agreement.

        Acquisition obligation—In connection with the acquisition of Overton's, we incurred an obligation consisting of a $900,000 payment due June 2009 and a $900,000 payment due June 2010. The outstanding balance at February 2, 2008 represents the present value of that obligation using a 10% discount factor.

Note 7. Equity Financing

Unregistered Sale of Equity Securities Issued in Connection with the Acquisition of Overton's

        On December 6, 2007, the Company entered into Stock Purchase Agreements (the "Stock Purchase Agreements") with Gratco, LLC ("Gratco"), an entity controlled by David C. Pratt, the

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 7. Equity Financing (Continued)

Company's Chairman, and with Holiday Stationstores, Inc, ("Holiday") an entity controlled by Ronald Erickson and Gerald Erickson, members of our Board of Directors. Pursuant to the agreements, the Company sold an aggregate of 4,067,797 shares of common stock at $5.90 per share for an aggregate purchase price of $24.0 million. Gratco purchased 3,065,000 shares for a purchase price of $18.1 million and Holiday purchased 1,002,797 shares for a purchase price of $5.9 million. The net proceeds were used to partially fund the purchase price of the Company's acquisition of Overton's.

        The shares were not registered under the Securities Act of 1933 upon issuance. The Company offered and sold the shares to the purchasers in reliance on the exemption from registration provided by Rule 506 promulgated under Regulation D. The Company relied on this exemption from registration based in part on representations made by the purchasers in the Stock Purchase Agreements.

        The Company provided customary registration rights to the purchasers under the stock purchase agreements. Under the stock purchase agreements, the Company has agreed to file a shelf registration statement on Form S-3 for resales of the shares within 365 days of the closing date of December 6, 2007. The Company is further obligated to use its best efforts to cause the shelf registration statement to become effective under the Securities Act of 1933 within 420 days after the closing date (480 days in the event of a full review of the shelf registration statement by the Securities and Exchange Commission). Each of Gratco and Holiday have confirmed to the Company their long-term investment focus and represented to the Company in their respective stock purchase agreement that they are purchasing the shares for their own account and have no present intent to resell or distribute the shares. The shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Unregistered Sale of Equity Securities and Conversion of Convertible Subordinated Note

        On December 8, 2006, the Company agreed with the holder of its $20.0 million floating rate convertible subordinated note due August 15, 2010 to amend and restate the note in order to (i) eliminate the right to convert the note into shares of the Company's common stock and to (ii) eliminate the floating rate feature of the note and fix the interest rate at 6.75% per year, a reduction of 25 basis points. The holder of the note was a trust, the annual income beneficiary of which is the Company's chairman, David C. Pratt. Following the amendment of the note, the trust assigned the note to a newly formed limited liability company managed by Mr. Pratt and comprised of certain Pratt family trusts, the current beneficiaries of which are Mr. Pratt or members of his immediate family.

        On December 11, 2006, the Company entered into a stock purchase agreement pursuant to which it sold 5,701,255 shares of its common stock to the limited liability company for an aggregate purchase price of $50.0 million, or $8.77 per share. The per share price of the stock purchase was equal to the closing bid price per share of the Company's common stock on the Nasdaq Global Market on December 11, 2006. The purchase price for the shares was paid by surrendering the note for cancellation of the $20 million in principal due thereunder and by delivering $30 million in cash for the balance of the purchase price. The net proceeds from the stock purchase, after deducting the expenses incurred to complete the deal, were approximately $29.5 million, and were used to reduce outstanding borrowings under the Company's credit facility.

        The modifications to the note and subsequent tendering and cancellation of the note in a short time period was deemed to be an in-substance conversion and, in effect, represented a modification to

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 7. Equity Financing (Continued)

the conversion price. Accordingly, the Company recorded a non-cash debt conversion charge in fiscal 2006 in the amount of $9.0 million. This charge was required because the note was tendered as consideration for equity shares and we issued additional shares beyond the number of shares issuable in the original note agreement. U.S. generally accepted accounting principles require that the resulting incremental 1.03 million shares issued, valued at the $8.77 fair value, be reflected as a debt conversion charge in the Company's statement of operations.

        The 5,701,255 shares were not registered under the Securities Act of 1933 upon issuance, but the Company is required to register these shares.

Placement of Convertible Debt

        On August 16, 2005, the Company completed a private offering of a $20 million subordinated unsecured convertible note in a transaction exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. The note was convertible into common stock at any time by the holder at an initial conversion price of $16.00 per share. The conversion price had no reset feature and adjusted only for dividends, stock divisions or combinations, recapitalizations and similar occurrences. The note had a maturity date of August 16, 2010 and bore interest at 7.0% per annum for the first two years, payable semi-annually. The proceeds from the note were used to reduce the outstanding borrowings under the Company's credit facility. Transaction costs associated with the placement were approximately $85,000. This note was canceled in December 2006 as part of the equity financing described immediately above.

Note 8. Shareholders' Equity

        Upon completion of the Company's initial public offering in April 2004 and the filing of its Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.

        Common Stock—Holders of the Company's common stock are entitled to one vote per share in the election of directors and on all other matters on which shareholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Subject to the terms of any outstanding series of preferred stock, the holders of common stock are entitled to dividends in amounts and at times as may be declared by the board of directors out of funds legally available. Upon the Company's liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

        In November and December 2007, we accepted the tender of outstanding shares of common stock in exchange for the cancellation of the outstanding notes receivable from three shareholders and former officers of the Company that became due and payable. Accordingly, and in accordance with the original purchase agreement, we have cancelled and removed $4,100,000 of notes receivable and decreased our common stock and additional paid-in-capital accounts appropriately. We cancelled 428,928 shares of outstanding common stock in connection with this event.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' Equity (Continued)

        Preferred Stock—The Company's 5,000,000 authorized shares of preferred stock can be issued in one or more series and with the designation and preferences for each series as are stated in the corporate resolutions providing for these preferences and designations, adopted by the Company's board of directors. The Company's articles of incorporation authorize its board of directors to determine the voting, dividend, redemption and liquidation preferences and limitations pertaining to the series. The board of directors, without shareholder approval, may issue preferred stock with voting rights and other rights that could adversely affect the voting power of the holders of the Company's common stock and could have certain anti-takeover effects. The Company has no present plans to issue any shares of preferred stock.

Note 9. Stock-Based Compensation

        Plans—The Company provides to its employees, including executive management and members of the Company's board of directors, stock-based compensation awards as a long-term incentive. The Company has issued options to purchase shares of common stock at various times and under different stock option plan and non-plan programs.

        In February 2004, the Company adopted the 2004 Omnibus Stock Plan, which, as amended, authorizes the granting of stock-based awards up to 4,000,000 shares of common stock. This plan was originally approved by shareholders in March 2004 and an amendment and restatement of this plan, including an increase in the number of available shares, was approved by shareholders in June 2005. Under this plan, awards may be made to employees, directors, and consultants. The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of February 2, 2008, there were 2,753,609 options to purchase common stock outstanding, with a weighted average exercise price of $9.66 and a weighted average remaining life of 7.5 years. The options granted under this plan, for which the vesting was not accelerated, typically vest in three or four equal annual increments from the date of grant.

        In February 2002, the Company implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of February 2, 2008, there were 132,588 options outstanding under this plan to purchase the Company's common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for its common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time. The options have a 10-year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the Company meeting the targeted stock price of $32.06 per share at a fiscal year end. The exercise price is $4.47 per share. The Company is no longer authorized to grant any awards under the 2002 Stock Option Plan.

        Certain approved awards were granted in fiscal 1998 and fiscal 2002 and were not under a specific option plan program. As of February 2, 2008, the Company has outstanding 620,916 options to purchase common stock from these non-plan awards.

        As of February 2, 2008, there were a total of 3,507,113 options to purchase common stock outstanding, under all of the Company's stock option plans and non-plan stock options, with a weighted average exercise price of $10.14 and a weighted average remaining life of 7.0 years.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

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

        The table below illustrates the effect on the Company's net loss and net loss per share applicable to common shareholders as if it had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for each of the three fiscal years in the period ended February 2, 2008 (in thousands, except per share data).

	February 2, 2008	February 3, 2007	January 28, 2006
Net loss applicable to common shareholders, as reported	$(31,814)	$(13,242)	$(13,307)
Add: Stock-based employee compensation expense in reported net loss applicable to common shareholders	1,559	1,239	242
Deduct: Stock-based employee compensation expense determined under the fair value method	(1,559)	(1,239)	(12,862)

Pro forma net loss applicable to common shareholders	$(31,814)	$(13,242)	$(25,927)

Loss per common share:
Basic and diluted—as reported	$(1.52)	$(0.88)	$(0.93)
Basic and diluted—pro forma	$(1.52)	$(0.88)	$(1.82)
Weighted average common shares outstanding	20,913	15,100	14,257

        For purposes of determining the estimated fair value of stock-based payment awards on the date of grant under SFAS 123R, the Company uses the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that involve judgement. Because the Company's employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can affect the fair value estimate materially, the existing models may not provide a reliable single measure of the fair value of the Company's employee stock options. The Company will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time. These changes could result in modifications to these assumptions and methodologies and thereby materially impact the Company's fair value determination. The fair value of

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

each option grant under the Black-Scholes option-pricing model for the three years ending February 2, 2008 was based on the following assumptions:

	February 2, 2008	February 3, 2007	January 28, 2006
Average risk-free interest rate	4.06%	4.69%	4.15%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	50% - 60%	50%	50%
Expected life of stock options (years)	5 - 6	5	5

        A summary of the activity of the Company's stock option plans for each of the three fiscal years in the period ended February 2. 2008 is presented below:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding—beginning of year	3,945,475	$10.16	3,680,804	$10.84	2,237,327	$12.53
Granted	565,500	11.35	705,709	6.89	1,799,936	8.95
Exercised	(323,543)	9.07	(3,637)	6.67	(35,000)	8.28
Forfeited	(680,319)	7.83	(437,401)	10.72	(321,459)	12.25

Outstanding—end of year	3,507,113	$10.14	3,945,475	$10.16	3,680,804	$10.84

Weighted-average fair value of options granted during the year		$5.60		$3.38		$4.22
Aggregate intrinsic value of options exercised		$1,237,108		$9,975		$94,000

        The following tables summarize information about stock options outstanding, including those issued to management and other executives, as of February 2, 2008:

	All Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
$4.47 - 7.99	969,890	$5.80	$78,164	7.5 Years
8.00 - 11.99	1,690,973	9.69	—	6.7 Years
12.00 - 15.99	256,500	12.62	—	9 Years
16.00 - 19.99	452,750	16.00	—	6.2 Years
20.00 - 23.99	97,000	21.46	—	6.5 Years
24.00 - 24.40	40,000	24.40	—	6.2 Years

$4.47 - 24.40	3,507,113	$10.14	$78,164	7 Years

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

	Currently Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
$4.47 - 7.99	501,477	$6.05	$700	8 Years
8.00 - 11.99	1,354,943	9.56	—	6.1 Years
12.00 - 15.99	31,750	12.90	—	6.8 Years
16.00 - 19.99	452,750	16.00	—	7.5 Years
20.00 - 23.99	97,000	21.46	—	7 Years
24.00 - 24.40	40,000	24.40	—	6.2 Years

$4.47 - 24.40	2,477,920	$10.77	$700	6.8 Years

        As of February 2, 2008, there was approximately $3.1 million of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.7 years.

        Accelerated Vesting—On two separate occasions in fiscal 2005, the compensation committee of the Company's board of directors approved the acceleration of vesting for certain outstanding options to purchase common stock, that had exercise prices greater than $10.53, relative to the March 2005 acceleration, and $5.69, relative to the November 30, 2005 acceleration, the closing prices of the Company's common stock on those dates. In total, the Company accelerated options to purchase approximately 2,696,000 shares of common stock.

        As a result of the accelerations, all of these options became fully exercisable and will remain exercisable through their respective termination dates, which vary, but do not extend past 2015.

Note 10. Selected Balance Sheet Information (in thousands)

Property and equipment consists of:	February 2, 2008	February 3, 2007
Building	$6,972	$6,972
Furniture and equipment	141,826	112,192
Leasehold improvements	66,102	61,196
Computer software and hardware	52,179	39,688

	267,080	220,048
Less: Accumulated depreciation and amortization	(98,396)	(75,609)

Property and equipment, net	$168,685	$144,439

        Depreciation and amortization expense for property and equipment, including property under capital leases, totaled $26,788,000, $21,975,000 and $18,233,000, for fiscal 2007, 2006 and 2005, respectively As of February 2, 2008 and February 3, 2007, the cost of assets recorded under capital

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 10. Selected Balance Sheet Information (in thousands) (Continued)

leases was $17,419,000 and $13,784,000, respectively, with related accumulated depreciation of $2,400,000 and $1,304,000, respectively.

Other assets consists of:	February 2, 2008	February 3, 2007
Deferred loan costs	$6,666	$5,346
Other	1,295	1,099

	7,961	6,445
Less: Accumulated amortization	(4,385)	(3,584)

Other assets, net	$3,576	$2,861

        As of February 2, 2008 and February 3, 2007, accumulated amortization of deferred loan costs was $4,385,000 and $3,584,000, respectively.

Accrued and other current liabilities consist of:	February 2, 2008	February 3, 2007
Gift cards and gift certificate liabilities	$29,223	$25,616
Payroll and related fringe benefits	8,393	6,456
Sales, property and use taxes	5,219	5,530
Reserve for store exit costs	3,612	—
Lease related costs	1,593	1,325
Insurance reserves and liabilities	1,979	2,014
Advertising and marketing	1,745	370
Interest	938	391
Other accruals and current liabilities	7,905	6,329

Accrued and other current liabilities	$60,606	$48,032

Other long-term liabilities consist of:	February 2, 2008	February 3, 2007
Deferred rent	$25,898	$25,310
Insurance reserves and other liabilities	1,499	2,033

Other long-term liabilities	$27,397	$27,343

Note 11. Exit Costs, Impairment and Other Charges

        During the latter half of fiscal 2007, in response to changes in economic and retail industry conditions, management began efforts to streamline operating activities and took further actions designed to improve profitability. This included closing two unprofitable stores, a reduction in the stores and markets that sold the Company's powersports products and reductions in the workforce at its headquarters location in St. Paul. In addition, the Company recorded severance costs earlier in fiscal 2007 relative to two executive terminations. Also, as a result of the Overton's acquisition in December 2007 we wrote-off certain assets, whose use was discontinued, related to capitalized web site development costs that began earlier in fiscal 2007.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 11. Exit Costs, Impairment and Other Charges (Continued)

        These charges in the aggregate were $6,493,000 for fiscal 2007 with $4,285,000 incurred in the fourth quarter. For fiscal 2006 and fiscal 2005, these charges were $458,000 and $2,635,000, respectively, and represented exit costs for closed stores and severance costs. The Company believes it is more meaningful to present these expenses on a separate line in our consolidated statement of operations when such expenses are material. Accordingly, the Company has reclassified these expenses in fiscal 2006 and fiscal 2005 from selling, general and administrative expenses.

        Exit costs and impairments—Two unprofitable stores were closed in the fourth quarter of 2007. At the cease-use date the Company estimated the lease termination costs for the two stores including future minimum lease payments, taxes, insurance and maintenance costs from the date of closure to the end of the remaining lease term. The calculation also includes a reduction for one of the stores for estimated sub-lease income. The Company will evaluate this estimate each quarter and adjust the liability accordingly. The liability for lease termination costs is discounted using a risk-adjusted risk-free rate. Impairment costs include the write-off of remaining net book value of fixed assets to their salvage value of zero. The total charge for exit costs and impairments in fiscal 2007 was $2,882,000. In fiscal years 2006 and 2005, the total charge for exit costs and impairments was $458,000 and $1,303,000, respectively.

        Powersports—The Company has reduced the number of stores which carry and sell boats and ATVs. This was based on evaluations of all stores' market potential with an intention to remain focused on those markets that would maximize profitability in this product line. Accordingly, it was necessary to record an impairment charge for the remaining net book value of certain equipment no longer used by those stores affected. This charge was $696,000 for fiscal 2007.

        Severance—Severance charges in fiscal 2007 amounted to $1,636,000 and included reductions in workforce in the general and administrative support areas and the termination of two executive officers. Severance was recorded in accordance with SFAS No. 146. Severance costs in fiscal years 2006 and 2005 were $0 and $1,332,000, respectively.

        Web site development costs—Beginning in the second quarter of fiscal 2007, we incurred and capitalized costs in connection with the preparation to launch a direct channel product offering through an e-commerce web site. This development continued into the fourth quarter of fiscal 2007. As the opportunity to acquire a company that would accelerate the direct channel strategy and provide significant e-commerce fulfillment capacity during our peak seasons materialized and was consummated, it rendered the assets resulting from the development efforts thus far without any utility and the net book value was written off to zero. Accordingly, we incurred a charge of $1,279,000 in fiscal 2007, of which $894,000 was in the fourth quarter.

Note 12. Self-Insurance Reserves

        The Company is self-insured for a portion of its workers' compensation, health, general liability, auto, and property insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering the frequency and severity of claims, claim development history and settlement practices. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions and historical trends. As of February 2, 2008 and February 3, 2007, these reserves were $3,029,000 and $2,355,000, respectively, and were included in accrued liabilities and other long term liabilities in the balance sheet. The Company's liability for workers

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 12. Self-Insurance Reserves (Continued)

compensation is discounted at a rate of 7% for the three years ending February 2, 2008, as payments are projected to be made over an extended period of time.

Note 13. Income Taxes

        Under SFAS No. 109, "Accounting for Income Taxes", income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

        Our tax provision in fiscal 2007 primarily represents minimum or net worth taxes due in various states. Some states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax for the three fiscal years ending February 2, 2008 due to accumulated operating losses. The Company determined that realization of the tax benefit related to the net deferred tax assets was uncertain. Accordingly, a valuation allowance was recorded for the entire balance of the net current and non-current deferred tax assets as of February 2, 2008 and February 3, 2007. The valuation allowance as of February 2, 2008 increased $15.5 million as compared to February 3, 2007, primarily due to deferred tax liabilities related to certain intangible assets arising from the allocation of Overton's purchase price.

        The Company's effective tax rate for the three years ending February 2, 2008 differs from statutory rates as follows:

	February 2, 2008	February 3, 2007	January 28, 2006
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	8.4%	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%	(40.0)%

Effective income tax rate	2.4%	0%	0%

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 13. Income Taxes (Continued)

        Components of deferred tax assets are as follows: (in thousands)

	February 2, 2008	February 3, 2007
Net current deferred tax assets (liabilities):
Compensation-related	$1,260	$910
Inventory valuation	3,293	981
Insurance	1,072	942
Gift cards	1,985	1,130
Deferred revenue	296	473
Sales returns	297	232
Prepaid expenses	(1,152)	—
Other	(40)	444

Total current deferred tax assets	7,011	5,112
Valuation allowance	(7,011)	(5,112)

Net current deferred tax assets	$—	$—

Net noncurrent deferred tax assets:
Net operating loss carryforwards	$34,561	$21,830
Tax credit carryforwards	134	77
Fixed assets	(19,947)	(18,274)
Rent expense	4,568	3,755
Intangible assets	(5,995)	(539)
Other	10	11

Total noncurrent deferred tax assets	13,331	6,860
Valuation allowance	(20,444)	(6,860)

Net noncurrent deferred tax assets (liabilities)	$(7,113)	$—

        In 2005, the Company determined that a "change in ownership", within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005. This change in ownership imposes a limitation on the amount of the Company's net operating losses that it may deduct for tax purposes in any given year. The Company has federal and state net operating loss carry-forwards of approximately $83.4 million expiring between 2016 and 2027. The amount of its net operating loss carry-forwards subject to the Section 382 limitation was $9.4 million at February 2, 2008. Unrestricted net operating losses carry-forwards were $74.0 million. The Company does not expect this limitation to materially impact its future tax provision for financial reporting purposes.

Note 14. Commitments and Contingencies

        Operating Leases—The Company leases retail, distribution center and corporate office properties under operating leases that have initial or remaining noncancellable terms exceeding one year. Most of the leases contain escalation clauses and require payment of real estate taxes, utilities and common area maintenance costs. Most of the retail store property leases typically include one or more renewal options of typically 5 year periods each. Lease expense under these agreements was $62,874,000, $54,003,000 and $45,698,000 in fiscal 2007, 2006 and 2005, respectively. The Company recognizes rent

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 14. Commitments and Contingencies (Continued)

expense on a straight-line basis beginning on the earlier of the commencement date of the lease or the date when it takes possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise, and recognizes the excess of this expense over the cash payments as deferred rent in the "Long term liabilities" caption in the accompanying balance sheets.

        During fiscal 2005 the Company had certain involvement in the build-to-suit construction of three of its new stores. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases and EITF 97-10, The Effect of Lessee Involvement in Asset Construction, the Company's involvement, and the resulting lease arrangements, qualified for sales-leaseback treatment. During fiscal 2005 the Company expended $10,859,000 for the cost of construction for the new stores, increasing property and equipment, and received $10,843,000 for amounts reimbursed from landlords, reducing property and equipment. The resulting difference, net for the three stores, is recognized as a loss and amortized on a straight-line basis over the initial term of the lease agreements. The Company records rent expense for these three stores under operating lease treatment in accordance with its stated policy. The Company does not have any retained or contingent interests in the properties nor does it provide any guarantees in connection with the sale and leaseback of properties.

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

        Aggregate minimum lease and debt obligations as of February 2, 2008, under the Company's operating leases, capital leases and term notes, are as follows (in thousands):

	Total	Operating Leases	Capital Leases	Term Note B	Equipment Notes	Acquistion Payments
Fiscal 2008	$84,243	$70,116	$3,264	$5,433	$4,462	$968
Fiscal 2009	90,466	71,891	2,797	10,417	4,462	900
Fiscal 2010	90,289	71,046	1,406	13,483	4,354	—
Fiscal 2011	92,976	70,043	866	19,500	2,567	—
Fiscal 2012	70,986	69,539	866	—	581	—
Thereafter	468,773	457,113	7,849	—	3,811	—

	$897,733	$809,748	$17,048	$48,833	$20,235	$1,868
Less: Interest	(15,565)	—	(2,835)	(8,833)	(3,576)	(320)

Outstanding principal obligations	$882,168	$809,748	$14,213	$40,000	$16,659	$1,548

        Purchase commitments—In the ordinary course of business, the Company utilizes standby and documentary letters of credit in connection with the importing of merchandise, as well as for insurance

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 14. Commitments and Contingencies (Continued)

purposes. The Company also contracts for the purchase of various other goods and services, related primarily to marketing, advertising and information technology. These commitments are not recorded in the Company's financial statements in accordance with U.S. generally accepted accounting principles, as the goods or services under these commitments have not been received or consumed. As of February 2, 2008 and February 3, 2007, these outstanding commitments totaled $11.7 million and $12.6 million, respectively.

        The Company typically enters into arrangements with vendors for the purchase of merchandise. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in the amount of outstanding commitments described above. In accordance with U.S. generally accepted accounting principles, these obligations are not recorded in the Company's financial statements.

        Numerous states have passed legislation requiring the assessment of sales and use taxes on all goods sold within the state, including mail order sales. The Company contends that these assessments are unconstitutional and plans to vigorously contest any assessments. There are no current assessments for sales and use taxes against the Company, and the Company has made no provision in the consolidated financial statements for assessments.

Legal Proceedings

        Trademark Litigation—On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela's Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela's contends that a contingent trademark licensing provision of the noncompetition agreement requires us to grant Cabela's a license that would preclude our use of certain of our trademarks for direct marketing purposes.

        On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable. The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers. Cabela's has appealed the ruling to the U.S. Court of Appeals, Eighth Circuit.

        The Company is not able to predict the ultimate outcome of this litigation, but it could be costly and disruptive. The total costs may not be reasonably estimated at this time. If the July 10, 2007 order is reversed, subsequent proceedings might impact the manner in which the Company markets its products in certain distribution channels in the future. Such an adverse result is not expected to have an affect on the marketing of the Company's products through its retail stores. Nor would an unfavorable result preclude the Company from engaging in direct marketing activities using trademarks not in dispute. A favorable result would confirm the Company's right to use the subject trademarks in all direct marketing activities.

        Other Legal Claims—Various claims and lawsuits arising in the normal course of business may be pending against the Company from time to time. The subject matter of these proceedings typically relate to commercial disputes, employment issues, product liability and other matters. As of the date of this report, the Company is not a party to any legal proceedings that are expected, individually or in

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 14. Commitments and Contingencies (Continued)

the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.

Note 15. Employee Benefit Plans

        The Company has a profit sharing and 401(k) savings plan that qualifies under Section 401(k) of the Internal Revenue Code covering substantially all full time employees. Under the profit sharing portion of the plan, annual contributions are discretionary and determined by management. The plan's 401(k) feature allows employees to make pretax contributions to their 401(k) accounts, of which the Company matches 100% of the first 3% of a participant's annual salary contributed to their account and 50% of the next 2% of the participant's annual salary contributed to their account. Company contributions to the plan under both the profit sharing feature and 401(k) feature were $1,373,000, $1,054,000 and $688,000 in fiscal 2007, 2006, and 2005, respectively.

        Overton's also offers a 401(k) retirement savings plan. All employees who meet certain age and employment service requirements are eligible to participate. Participating employees may elect to contribute 1% to 17% of their annual earnings, subject to tax law ceilings. The Company matches 100% of the first 3% of compensation that a participant contributes to the savings plan. Additional employer contributions can be made at the discretion of the board of directors. Company contributions for the 401(k) match were $13,000 in fiscal 2007.

        In February 2005, the Company's board of directors approved the establishment of an employee stock purchase plan (ESPP) that enables substantially all fulltime employees to purchase common stock of the Company by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods. Pursuant to the terms of the ESPP, the Company has currently established a 15% discount from the stock price on the designated purchase date. During fiscal years 2007, 2006 and 2005, there were 58,864, 37,609 and 28,362 shares of common stock, respectively, issued under the plan at an average price of $6.06, $7.04 and $7.38 per share, respectively.

        Refer to Note 9. "Stock-Based Compensation" for information on employee stock options.

Note 16. Supplemental Cash Flow Information

        Interest paid under all debt instruments as well as capitalized lease obligations was $18,335,000, $18,903,000 and $9,470,000 for fiscal 2007, 2006 and 2005, respectively. Income taxes paid approximated the tax provision reflected in our consolidated statements of operations for all years presented.

        Non-cash transactions: In December 2006, the Company issued 2,280,502 shares of common stock as consideration for the cancellation of the Company's outstanding $20 million note payable.

        During fiscal 2007 and fiscal 2006, the Company purchased information technology equipment totaling $3.6 million and $2.4 million, respectively, financed through capital lease transactions. Capital lease purchases are excluded from the caption "purchases of property and equipment" in the Company's statements of cash flows as they did not require the use of cash.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 17. Related-Party Transactions

        In December 2007, December 2006 and August 2005, the Company engaged in equity and debt financing transactions with entities controlled by the Company's current chairman of the board and entities controlled by two other members of the Company's board of directors. These transactions are described in more detail in Notes 5 and 7.

        Historically, but significantly diminished in fiscal years 2007 and 2006, the Company has had significant transactions with Holiday Companies for various services that reflect prices and rates that the Company believes are representative of market prices. On March 17, 2005, the Company amended the Shared Services Agreement dated as of February 2, 2004 by and between Holiday Companies and the Company. The amendment substantially reduced the number of services provided by Holiday Companies as the Company either provides for these services internally or independently secures these services from third party providers. The Shared Services Agreement was terminated on February 3, 2006. Charges for these services, except for occupancy charges, were not material in all years presented. There were no material amounts due to Holiday Companies at either February 2, 2008 or February 3, 2007. The principal continuing arrangements with Holiday Companies include:

  •
  The Company continues to lease retail space in one store location from Holiday Companies at current market rates. Total occupancy charges paid to Holiday Companies were $241,000, $345,000 and $739,000 in fiscal 2007, 2006 and 2005, respectively.

  •
  Holiday Companies guarantees future lease obligations of certain stores totaling $23,415,000 and $28,127,000 as of February 2, 2008 and February 3, 2007, respectively. The Company does not pay a fee for these guarantees.

  •
  In November 2005, the Company assigned its rights in an aircraft purchase contract to Erickson Petroleum Corporation, an affiliate of Holiday Companies. In exchange for the assignment, the Company received a payment of $1,450,000, including the refund of the $1,250,000 deposit previously paid to the aircraft manufacturer.

  •
  As of February 2, 2008, the Company subleased aircraft hangar space from the Holiday Companies at an annual rate of $35,000.

        During fiscal year 2007 and 2006, we paid Rex Realty, Inc., a company owned by our chairman of the board, approximately $176,000 and $160,000, respectively, for aircraft fuel and other expenses related to our use of Rex Realty Inc.'s corporate aircraft.

        The Company believes that the terms of any of these related party arrangements are no less favorable to the Company than would be the terms of comparable arrangements conducted at arms-length between unrelated parties.

Note 18. Earnings Per Share

        Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options and convertible securities to purchase shares of the Company's common stock have been excluded from the calculation of weighted average shares outstanding for all years presented because their inclusion would have an anti-dilutive effect on loss per share. These shares of common stock subject to potential issuance as a result of these securities totaled 3,507,113, 3,945,475 and 4,930,804 as of February 2, 2008, February 3, 2007 and January 28, 2006, respectively. The potential shares issuable as of January 28, 2006 included

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 18. Earnings Per Share (Continued)

1,250,000 shares that were issuable upon conversion of the convertible notes. This convertible note was no longer outstanding as of February 3, 2007.

Note 19. Involuntary Conversion of Property and Equipment

        In June 2006, the Company incurred significant flood damage to the Company's Binghamton, New York store. The building was damaged and its contents were essentially declared a total loss. The Company was adequately insured to enable it to recover the retail value of its merchandise inventory and replace all of its property and equipment that was destroyed. For fiscal year 2006, the Company recorded a gain from this involuntary conversion of assets of approximately $1,400,000. The insurance proceeds were reinvested in the store which re-opened on September 29, 2006.

Note 20. Segment Reporting

        Since the acquisition of Overton's, the Company now has two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 113 retail stores located in 23 states. The Direct segment is the internet and catalog operations of Overton's, offering primarily boating and watersports accessory products through numerous direct mail catalogs and its e-commerce websites. The Company evaluated its operating and reporting segments in accordance with SFAS No. 131 and has considered the discrete financial information reviewed by the Company's chief operating decision maker in making decisions regarding allocation of resources and in assessing performance. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business.

        For the Retail segment, operating expenses primarily consist of distribution center expenses associated with moving product from the Company's distribution center to its retail stores, occupancy costs of the retail stores, store labor, advertising, depreciation, and all other store operating expenses, as well as all expenses associated with the functional support areas such as executive, merchandising/buying, human resources, information technology, and finance/accounting.

        For the Direct segment, operating expenses primarily consist of catalog expenses, e-commerce advertising expenses, and order fulfillment expenses, as well as all expenses associated with the functional support areas of Overton's such as merchandising/buying, information technology, and finance/accounting.

        Segment assets and liabilities are those assets and liabilities directly used in the operating segment. For the Retail segment, assets primarily include inventory in the retail stores, fixtures, and leasehold improvements. For the Direct segment, assets primarily include inventory, goodwill and intangible assets, deferred catalog costs and fixed assets.

        The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our notes to consolidated financial statements.

        Prior to December 6, 2007, the Company operated under one segment, Retail. Results by business segment are presented in the following table for fiscal year 2007.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 20. Segment Reporting (Continued)

Fiscal Year 2007

in thousands

	Retail	Direct	Total
Sales	$963,863	$5,540	$969,403

Adjusted EBITDA	$22,157	$(380)	$21,777
Interest expense	(19,104)	(641)	(19,745)
Income tax provision	(750)	—	(750)
Depreciation and amortization	(26,418)	(185)	(26,603)
Exit costs, impairment and other charges	(6,493)	—	(6,493)

Net Loss	$(30,608)	$(1,206)	$(31,814)

Total assets	$622,050	$57,882	$679,932
Inventories	384,510	19,173	403,683
Goodwill and intangible assets	7,083	66,818	73,901
Long term debt	$26,673	$37,500	$64,173

Note 21. Summary of Quarterly Results (Unaudited)

        The following tables present selected quarterly financial data for the periods ended as indicated (in thousands, except stores, comparable sales, and per share data). The Company's fourth quarter in fiscal year 2006 includes 14 weeks, whereas in fiscal year 2007 the fourth quarter includes 13 weeks. All other fiscal quarters presented include 13 weeks. The Company's fiscal quarters end on the Saturday closest to the end of April, July, October and January.

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$175,749	$216,511	$259,539	$317,604	$969,403
Gross profit	$33,877	$51,536	$70,094	$85,247	$240,754
Operating income (loss)	$(18,730)	$(5,004)	$525	$11,890	$(11,319)
Net income (loss)	$(22,831)	$(9,659)	$(5,143)	$5,819	$(31,814)
Income (loss) applicable to common shareholders per share:
Basic	$(1.14)	$(0.48)	$(0.25)	$0.25	$(1.52)
Diluted	$(1.14)	$(0.48)	$(0.25)	$0.25	$(1.52)
Stores open at quarter end	105	108	115	113	113
Comparable store sales increase (decrease)	1.0%	4.2%	(8.4)%	(11.9)%	(5.4)%
Total square feet at end of period	5,518	5,715	6,244	6,183	6,183

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 21. Summary of Quarterly Results (Unaudited) (Continued)

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$155,581	$182,482	$246,491	$326,885	$911,438
Gross profit	$26,992	$44,074	$62,897	$90,754	$224,716
Operating income (loss)	$(18,981)	$(2,712)	$7,482	$29,193	$14,982
Net income (loss)	$(22,967)	$(7,559)	$2,026	$15,258	$(13,242)
Income (loss) applicable to common shareholders per share:
Basic	$(1.61)	$(0.53)	$0.14	$0.88	$(0.88)
Diluted	$(1.61)	$(0.53)	$0.14	$0.85	$(0.88)
Stores open at quarter end	99	99	105	105	105
Comparable store sales increase (decrease)	(10.4)%	(6.7)%	7.4%	0.4%	(1.1)%
Total square feet at end of period	5,085	5,104	5,489	5,483	5,483

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

Management's Report on Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting and the report of our independent registered public accounting firm relating thereto included in Item 8 of this Form 10-K are incorporated herein by reference.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item 10 relating to our directors is incorporated herein by reference to the section titled "Proposal 1—Election of Directors" in our proxy statement, which will be filed no later than 120 days after February 2, 2008. The information required by this Item 10 relating to our executive officers is set forth under the heading "Executive Officers" in Item 1 of this report. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement, which will be filed no later than 120 days after February 2, 2008. The information required by this Item 10 under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Section titled "Proposal 1—Election of Directors—Committees of Our Board of

Directors—Audit Committee" of our proxy statement, which will be filed no later than 120 days after February 2, 2008.

        We have adopted a code of business conduct and ethics for the guidance of our directors, officers, and partners, including our principal executive, financial and accounting officers and our controller. Our code of business conduct and ethics, along with other corporate governance documents, is posted on our website at www.GanderMountain.com. We intend to post on our website any amendments to, or waivers from, our code of business conduct and ethics.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item 11 is incorporated herein by reference to the sections titled "Executive Compensation," and "Proposal 1—Election of Directors—Compensation Committee Interlocks and Insider Participation," of our proxy statement, which will be filed no later than 120 days after February 2, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information related to security ownership required by this Item 12 is incorporated herein by reference to the section titled "Security Ownership of Principal Shareholders and Management" of our proxy statement, which will be filed no later than 120 days after February 2, 2008.

        The following table provides information as of February 2, 2008 for our compensation plans under which securities may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,507,113	$10.14	1,092,289
Equity compensation plans not approved by security holders	—	—	—

Total	3,507,113	$10.14	1,092,289

(1)
Consists of our 2002 Stock Option Plan, 2004 Omnibus Stock Plans, Employee Stock Purchase Plan and options to purchase 620,916 shares of common stock that were not granted under any of our plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item 13 is incorporated herein by reference to the sections titled "Certain Relationships and Related Party Transactions," "Proposal 1—Election of Directors—Directors and Director Nominees" and "Proposal 1—Election of Directors—Director Independence" of our proxy statement, which will be filed no later than 120 days after February 2, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item 14 is incorporated herein by reference to the sections titled "Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Fees Billed By

Ernst & Young LLP" and "Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Approval of Independent Registered Public Accounting Firm Services and Fees" of our proxy statement, which will be filed no later than 120 days after February 2, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

        1.     Financial Statements

        The following described financial statements are included in this report under Item 8:

  •
  Report of Independent Registered Public Accounting Firm on Financial Statements

  •
  Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007

  •
  Consolidated Statements of Operations for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

  •
  Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

  •
  Consolidated Statements of Shareholders' Equity for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

  •
  Notes to Consolidated Financial Statements

        2.     Financial Statement Schedule

        The following financial statement schedule is filed herewith:

  •
  Schedule II—Valuation and Qualifying Account

Gander Mountain Company
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to cost, expense	Deductions	Balance at end of period
Accounts Receivable Reserves(1):
2007	$150	$287	$—	$437
2006	970	150	970	$150
2005	524	1,046	600	$970
Inventory Reserves:
2007	1,972	706	260	$2,418
2006	1,702	1,563	1,293	$1,972
2005	$1,762	$1,454	$1,514	$1,702

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
10.5		Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001(8)
10.6		Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001(9)
10.7		Noncompetition Agreement between the Registrant and Cabela's Incorporated dated May 16, 1996(10)
10.8	†	Employment Agreement dated March 1, 2006 by and between the Registrant and Mark R. Baker the Registrant's Chief Executive Officer(11)
10.9	†	Form of Employment Agreement for the Registrant's Executive Vice Presidents(12)
10.10	†	Form of Employment Agreement for the Registrant's Senior Vice Presidents(13)
10.11	†	Amendment to Employment Agreement, dated January 24, 2007, by and between the Registrant and Dennis M. Lindahl(14)
10.12	†	Revised Director Compensation Program(15)
10.13	†	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003(16)
10.14	†	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004(17)

10.15	†	2002 Stock Option Plan(18)
10.16	†	Amendment No. 1 to 2002 Stock Option Plan(19)
10.17	†	Amended and Restated 2004 Omnibus Stock Plan(20)
10.18	†	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan(21)
10.19	†	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan(22)
10.20	†	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan(23)
10.21	†	Employee Stock Purchase Plan(24)
10.22		Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004(25)
10.23	†	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003(26)
10.24	†	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004(27)
14		Code of Conduct of the Registrant (as amended through June 7, 2005)(28)
21		Significant Subsidiaries of the Registrant*
23		Consent of Ernst & Young LLP*
24		Powers of Attorney*
31.1		Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*
31.2		Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*
32		Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer*

†
Management compensatory plan or arrangement.

*
Filed herewith.

(1)
Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(2)
Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(3)
Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(4)
Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on December 13, 2006.

(5)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 8, 2006.

(6)
Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on May 31, 2006.

(7)
Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 5, 2007.

(8)
Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(9)
Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(10)
Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(11)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(12)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(13)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(14)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on January 24, 2007.

(15)
Incorporated by reference to the description of this program included in the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(16)
Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(17)
Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(18)
Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(19)
Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(20)
Incorporated by reference to Exhibit B to the Registrant's definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(21)
Incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(22)
Incorporated by reference to Exhibit 99.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(23)
Incorporated by reference to Exhibit 99.6 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(24)
Incorporated by reference to Exhibit C to the Registrant's definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(25)
Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(26)
Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(27)
Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(28)
Incorporated by reference to Exhibit 14 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on June 13, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2008.

GANDER MOUNTAIN COMPANY (Registrant)
By:	/s/ MARK R. BAKER Mark R. Baker Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 2, 2008.

Name	Title

/s/ MARK R. BAKER Mark R. Baker	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ ROBERT J. VOLD Robert J. Vold	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ * David C. Pratt	Chairman of the Board
/s/ * Ronald A. Erickson	Vice-Chairman of the Board
/s/ * Karen M. Bohn	Director
/s/ * Marshall L. Day	Director
/s/ * Richard C. Dell	Director
/s/ * Gerald A. Erickson	Director

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
10.5		Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001(8)
10.6		Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001(9)
10.7		Noncompetition Agreement between the Registrant and Cabela's Incorporated dated May 16, 1996(10)
10.8	†	Employment Agreement dated March 1, 2006 by and between the Registrant and Mark R. Baker the Registrant's Chief Executive Officer(11)
10.9	†	Form of Employment Agreement for the Registrant's Executive Vice Presidents(12)
10.10	†	Form of Employment Agreement for the Registrant's Senior Vice Presidents(13)
10.11	†	Amendment to Employment Agreement, dated January 24, 2007, by and between the Registrant and Dennis M. Lindahl(14)
10.12	†	Revised Director Compensation Program(15)
10.13	†	Executive Stock Option Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003(16)
10.14	†	Executive Stock Option Agreement between the Registrant and Dennis M. Lindahl effective as of February 2, 2004(17)

10.15	†	2002 Stock Option Plan(18)
10.16	†	Amendment No. 1 to 2002 Stock Option Plan(19)
10.17	†	Amended and Restated 2004 Omnibus Stock Plan(20)
10.18	†	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan(21)
10.19	†	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan(22)
10.20	†	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan(23)
10.21	†	Employee Stock Purchase Plan(24)
10.22		Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004(25)
10.23	†	Executive Transfer and Repurchase Agreement between the Registrant and Mark R. Baker effective as of January 10, 2003(26)
10.24	†	Executive Transfer and Repurchase Agreement between the Registrant and Dennis M. Lindahl dated February 2, 2004(27)
14		Code of Conduct of the Registrant (as amended through June 7, 2005)(28)
21		Significant Subsidiaries of the Registrant*
23		Consent of Ernst & Young LLP*
24		Powers of Attorney*
31.1		Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*
31.2		Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*
32		Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer*

†
Management compensatory plan or arrangement.

*
Filed herewith.

(1)
Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(2)
Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(3)
Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(4)
Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on December 13, 2006.

(5)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 8, 2006.

(6)
Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on May 31, 2006.

(7)
Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 5, 2007.

(8)
Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(9)
Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(10)
Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(11)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(12)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(13)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(14)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on January 24, 2007.

(15)
Incorporated by reference to the description of this program included in the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(16)
Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(17)
Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(18)
Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(19)
Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on February 5, 2004.

(20)
Incorporated by reference to Exhibit B to the Registrant's definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(21)
Incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(22)
Incorporated by reference to Exhibit 99.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(23)
Incorporated by reference to Exhibit 99.6 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-118909), filed with the Commission on September 10, 2004.

(24)
Incorporated by reference to Exhibit C to the Registrant's definitive proxy statement for its 2005 annual meeting of shareholders (File No. 0-50659), filed with the Commission on Schedule 14A on May 6, 2005.

(25)
Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.

(26)
Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(27)
Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 26, 2004.

(28)
Incorporated by reference to Exhibit 14 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on June 13, 2005.

QuickLinks

GANDER MOUNTAIN COMPANY FORM 10-K For the Fiscal Year Ended February 2, 2008 INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Gander Mountain Company Consolidated Balance Sheets (In thousands)
Gander Mountain Company Consolidated Statements of Operations (In thousands, except per share data)
Gander Mountain Company Consolidated Statements of Cash Flows (In thousands)
Gander Mountain Company Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX