Form 10-Q
period 2008-05-03
GANDER MOUNTAIN CO
filed 2008-06-17
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer  or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Check one:

☐ large accelerated filer	☐ accelerated filer
☒ non-accelerated filer	☐ smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.01 par value; 24,051,941 shares outstanding as of June 11, 2008.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED MAY 3, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Gander Mountain Company

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Sales	$207,662	$175,749
Cost of goods sold	165,633	141,872
Gross profit	42,029	33,877
Operating expenses:
Selling, general and administrative expenses	58,957	51,543
Exit costs, impairment and other charges	776	334
Pre-opening expenses	1,627	730
Loss from operations	(19,331)	(18,730)
Interest expense, net	4,842	3,976
Loss before income taxes	(24,173)	(22,706)
Income tax provision	272	125
Net loss	$(24,445)	$(22,831)

Basic and diluted loss per common share	$(1.02)	$(1.14)

Weighted average common shares outstanding	24,051	20,089

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	May 3,	February 2,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,040	$2,622
Accounts receivable	17,910	10,992
Income taxes receivable	479	486
Inventories	426,001	403,683
Prepaids and other current assets	22,147	15,987
Total current assets	470,577	433,770
Property and equipment, net	170,750	168,685
Goodwill	48,970	48,803
Acquired intangible assets, net	24,843	25,098
Other assets, net	3,466	3,576
Total assets	$718,606	$679,932

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$274,038	$246,013
Accounts payable	112,477	72,563
Accrued and other current liabilities	55,261	60,606
Current maturities of long term debt	9,334	8,247
Total current liabilities	451,110	387,429

Long term debt	63,062	64,173
Deferred income taxes	7,247	7,113
Other long term liabilities	27,414	27,397

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,051,941 and 24,049,064 shares issued and outstanding)	241	241
Additional paid-in-capital	277,508	277,110
Accumulated deficit	(107,976)	(83,531)
Total shareholders’ equity	169,773	193,820
Total liabilities and shareholders’ equity	$718,606	$679,932

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	13 Weeks Ended
	May 3,	May 5,
Operating activities	2008	2007
Net loss	$(24,445)	$(22,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,010	6,202
Exit costs, impairment and other charges	605	—
Stock-based compensation expense	381	393
(Gain)/ loss on disposal of assets	(6)	34
Change in operating assets and liabilities:
Accounts receivable	(6,911)	(5,246)
Inventories	(22,318)	(44,180)
Prepaids and other current assets	(6,159)	(895)
Other assets	(40)	(174)
Accounts payable and other liabilities	32,259	19,566
Deferred income taxes	134	—
Net cash used in operating activities	(18,490)	(47,131)
Investing activities
Purchases of property and equipment	(6,460)	(8,851)
Acquisition related expenses	(167)	—
Proceeds from sale of assets	10	—
Net cash used in investing activities	(6,617)	(8,851)
Financing activities
Borrowings under credit facility	28,025	55,120
Proceeds from exercise of stock options and employee stock purchases	17	1,501
Reductions in long term debt	(1,517)	(617)
Net cash provided by financing activities	26,525	56,004

Net increase in cash	1,418	22
Cash, beginning of period	2,622	1,342
Cash, end of period	$4,040	$1,364

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Notes to Unaudited Consolidated Financial Statements

Quarterly Period Ended May 3, 2008

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of May 3, 2008 and for the 13 weeks ended May 3, 2008 and May 5, 2007, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 2, 2008.

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

With the acquisition of Overton’s Holding Company (“Overton’s”) in December 2007, our consolidated reporting includes our two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through our retail stores. The Direct segment is the internet and catalog operations of Overton’s.

The following table shows our consolidated sales by product category:

	1st Quarter	1st Quarter
Category	2008	2007
Hunting and Firearms	38.1%	42.3%
Fishing and Marine (1)	28.0%	20.6%
Camping, Paddlesports and Backyard Equipment	5.4%	6.4%
Apparel and Footwear	17.7%	20.7%
Powersports	8.2%	6.9%
Other	1.4%	1.8%
Parts and services	1.2%	1.3%
Total	100.0%	100.0%

(1) Overton’s sales of $19.7 million for the first quarter of fiscal 2008 have been included in the Fishing and Marine category.  The fishing and marine category as a percentage of sales, without the inclusion of Overton’s sales in the first quarter of fiscal 2008, would have been 20.4%.

Note 2. New Accounting Pronouncement

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized at fair value in the financial statements on a recurring basis (i.e., at least annually).  The effective date for non-financial assets and liabilities would be the beginning of our fiscal year 2009.

We adopted SFAS No. 157 as of February 3, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The adoption of the applicable provisions of SFAS No. 157 did not have a material impact on our results of operations, cash flows, or financial position.  We do not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on our results of operations, cash flows, or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. The Company has adopted SFAS No. 159 but has elected not to apply the Fair Value Option of SFAS No. 159.

In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. In addition, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to February 1, 2009.

Note 3. Credit Facility

We have maintained a revolving credit facility with Bank of America, N.A. since 2001. Our credit facility provides us with the capital to fund the operations and growth of our business. Our revolving credit facility has a limit of $345.0 million, with an option to increase this limit by another $55.0 million subject to certain terms and conditions. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on our EBITDA, as defined in the credit agreement. Our obligations under the credit facility are secured by interests in substantially all of the Company’s assets. The credit facility matures on June 30, 2012.

In addition to the revolving credit facility, our credit facility includes a $20.0 million term loan (“Term Loan A”). The term loan matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%.

On December 6, 2007, the Company entered into a Fourth Amended and Restated Loan and Security Agreement. The amendment and restatement was effected in order to add an additional $40.0 million term loan (“Term Loan B”) to the Company’s secured credit facility to partially fund the acquisition of Overton’s.  The maturity date for the $40.0 million term loan is September 30, 2011.

The Company will not have the ability to exercise the $55.0 million option to increase the revolving credit facility while our $40.0 million Term Loan B is outstanding.

Outstanding borrowings under the credit facility, including Term Loan A and including letters of credit, were $282.2 and $238.7 as of May 3, 2008 and May 5, 2007, respectively.  The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. These advance rates are seasonal as well, increasing as we approach our hunting and holiday seasons and decreasing during non-peak periods. Based on eligible inventory and accounts receivable balances as of May 3, 2008 and February 2, 2008, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $24.1 million and $22.3 million, respectively. As of May 5, 2007, our remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $28.3 million.

Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of May 3, 2008. Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including the possibility of continued weakness in the retail environment in North America, which weakness may negatively affect future retail sales.

Term Loans - The value of our eligible inventory, and the related advance rates under our secured credit facility are subject to periodic adjustment based on independent valuations of our collateral performed on behalf of the banks. Any downward adjustment in the value of our inventory or in our advance rates, whether based on an assessment of the nature and quality of our inventory or a perceived increase in the difficulty of selling collateral under current economic conditions, would adversely affect our availability. Effective June 11, 2008, our lender adjusted our advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under our secured credit facility, on June 9, 2008, we entered into a $10 million term loan agreement with our two major shareholders. Amounts advanced under the agreement mature on December 31, 2008, bear interest at LIBOR plus 1%, and may be prepaid and re-borrowed without penalty until the maturity date.  The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under our credit facility. The lenders under the agreement are Gratco LLC, an affiliate of David C. Pratt, our chairman, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice-chairman, and Gerald A. Erickson, a director of the company. There were no material transaction costs associated with the placement.

Note 4. Business Acquisition

                On December 6, 2007, we completed the acquisition of all of the outstanding equity securities of Overton’s Holding Company (“Overton’s”) pursuant to a Securities Purchase Agreement among us, Overton’s and the sellers named therein. As a result of this transaction, Overton’s became a wholly owned subsidiary of Gander Mountain Company. The total purchase price for the acquisition was $72.3 million. Overton’s results of operations are included in our statement of operations for the first quarter of fiscal 2008. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

In accordance with SFAS No. 141, the total purchase price was allocated to Overton’s net tangible and intangible assets and liabilities based upon their fair values as of December 6, 2007. This allocation was preliminary and is subject to the finalization of a valuation by an independent appraiser. During the first quarter of fiscal 2008, we incurred $167,000 of additional direct costs of the acquisition which was recorded as additional goodwill. We expect to finalize the purchase price allocation in the second quarter of fiscal 2008.

Note 5. Stock-Based Compensation

We have three share-based compensation plans: the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition, we granted certain stock option awards in fiscal 1998 and fiscal 2002 that were not under a stock-based compensation plan. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.  As of May 3, 2008, there were a total of 3,353,043 options to purchase common stock outstanding under all of our stock option plans and non-plan option awards, with a weighted average exercise price of $10.04 and a weighted average remaining life of 6.9 years.  There were 2,381,296 options that were exercisable as of May 3, 2008 with a weighted-average exercise price of $10.67.

Stock-based compensation expense for the quarter ended May 3, 2008 and May 5, 2007, was $381,0000 and $393,000, respectively.  As of May 3, 2008, there was approximately $3.0 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.

During our first quarter of fiscal 2008, there were 2,877 options exercised with an immaterial aggregate intrinsic value and immaterial cash proceeds to us.  For the first quarter of fiscal 2007, there were 157,352 options exercised with an aggregate intrinsic value of $383,821, which generated $1.5 million in net cash proceeds for us.

As of May 3, 2008, there were 1,198,843 shares available for future grant under the 2004 Omnibus Stock Plan.

                Stock option activity for the periods presented is as follows:

	13 weeks - May 3, 2008		13 weeks - May 5, 2007
	Number of	Weighted-	Number of	Weighted-
	Shares Under	Average	Shares Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding - Beginning	3,507,113	$10.14	3,945,475	$10.16
Granted	60,750	5.18	48,700	10.95
Exercised	(2,877)	5.59	(157,352)	9.55
Forfeited	(211,943)	10.26	(80,278)	9.02
Outstanding -Ending	3,353,043	$10.04	3,756,545	$10.20

Weighted-average Black-Scholes fair value of options granted		$2.99		$5.38

Note 6. Earnings Per Share

Basic and diluted income or loss per share is based upon the weighted average number of shares outstanding.  Diluted loss per share for the 13 weeks ended May 3, 2008 and May 5, 2007, excludes potentially dilutive stock options from the calculation of weighted average shares outstanding because including them would have an anti-dilutive effect on loss per share.  As of May 3, 2008 and May 5, 2007, there were a total of 3,353,043 and 3,756,545 options to purchase common stock outstanding, respectively.

Note 7. Selected Balance Sheet Information (in thousands)

Property and equipment consists of :	May 3, 2008	February 2, 2008

Building	$6,972	$6,972
Furniture and equipment	146,189	141,826
Leasehold improvements	65,362	66,102
Computer software and hardware	55,334	52,179
	273,857	267,080
Less: Accumulated depreciation and amortization	(103,107)	(98,396)
Property and equipment, net	$170,750	$168,685

Other assets consists of:	May 3, 2008	February 2, 2008
Deferred loan costs	$6,673	$6,666
Other	1,334	1,295
	8,007	7,961
Less: Accumulated amortization	(4,541)	(4,385)
Other assets, net	$3,466	$3,576

Accrued and other current liabilities consist of:	May 3, 2008	February 2, 2008
Gift cards and gift certificate liabilities	$23,065	$29,223
Payroll and related fringe benefits	4,852	8,393
Sales, property and use taxes	7,184	5,219
Reserve for store exit costs	3,292	3,612
Lease related costs	1,685	1,593
Insurance reserves and liabilities	2,007	1,979
Advertising and marketing	530	1,745
Interest	1,934	938
Other accruals and current liabilities	10,712	7,905
Accrued and other current liabilities	$55,261	$60,606

Other long-term liabilities consist of:	May 3, 2008	February 2, 2008
Deferred rent	$25,945	$25,898
Insurance reserves and other liabilities	1,469	1,499
Other long-term liabilities	$27,414	$27,397

Note 8. Supplemental Cash Flow Information

During the first fiscal quarters of fiscal 2008 and fiscal 2007, we acquired equipment totaling $1.5 million and $1.3 million, respectively, which was financed through capital leases. Purchases of property and equipment in the statement of cash flows exclude these amounts.  Purchases of property and equipment in the statement of cash flows for the first quarter of fiscal 2008 also excludes $1.7 million in non-cash accruals for property and equipment placed in service that did not yet require the use of cash.

Note 9. Exit Costs, Impairment and Other Charges

Exit costs, impairment and other charges for the first quarter of fiscal 2008 include lease termination charges associated with the replacement of three stores, accretion expense on liabilities for lease termination charges and other residual costs of closed stores. For the first quarter of fiscal 2007, these expenses represent severance costs. The activity of our reserve for store exit costs and other charges during the first quarter of fiscal 2008 is as follows:

(in thousands)

Balance - February 2, 2008	$3,612
Charges for three relocated stores	604
Accretion	68
Other expenses	104
Payments	(1,096)
Balance - May 3, 2008	$3,292

Note 10. Income Taxes

Our effective income tax rate was -1.1% and -0.6% for the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of state income taxes as well as an increase in deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

Note 11. Contingencies

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

Note 12. Subsequent Events

Private Placement of Debt with Related Parties - On June 9, 2008, we entered into a $10 million term loan agreement with affiliates of our two major shareholders. Amounts advanced under the agreement mature on December 31, 2008, bear interest at LIBOR plus 1%, and may be prepaid and re-borrowed without penalty until the maturity date.  The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under our credit facility. The lenders under the agreement are GRATCO LLC, an affiliate of David C. Pratt, our chairman, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice-chairman, and Gerald A. Erickson, a director of the company. There were no material transaction costs associated with the placement.

Note 13. Segment Reporting

For the Retail segment, operating expenses primarily consist of distribution center expenses associated with moving product from our distribution center to our retail stores, occupancy costs of the retail stores, store labor, advertising, depreciation, and all other store operating expenses, as well as all expenses associated with the functional support areas such as executive, merchandising/buying, human resources, information technology, and finance/accounting.

For the Direct segment, operating expenses primarily consist of catalog expenses, e-commerce advertising expenses, and order fulfillment expenses such as labor and overhead, as well as all expenses associated with the functional support areas such as merchandising/buying, information technology, and finance/accounting.

Segment assets and liabilities are those assets and liabilities directly used in the operating segment. For the Retail segment, assets primarily include inventory in the retail stores, fixtures, and leasehold improvements. For the Direct segment, assets primarily include inventory, goodwill and intangible assets, deferred catalog costs and fixed assets.

Prior to the acquisition of Overton’s Holding Co. on December 6, 2007, we operated under one segment, Retail. Results and selected balance sheet data by business segment are presented in the following table:

First Quarter of Fiscal 2008
in thousands
	Retail	Direct	Total
Sales	$187,993	$19,669	$207,662
Loss from Operations	(18,743)	(588)	(19,331)
Net Loss	(22,816)	(1,629)	(24,445)

Total assets	615,456	103,150	718,606
Inventories	402,724	23,277	426,001
Goodwill and intangible assets	7,053	66,760	73,813
Long term debt	$25,562	$37,500	$63,062

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-

looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A—“Risk Factors of our Form 10-K for the fiscal year 2007.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. As of May 3, 2008, we have expanded our store base to 113 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 6.4 million square feet of retail space in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. During the first quarter of fiscal 2008, we opened three new stores, including one relocation and the consolidation of two smaller format stores into one large-format store. We opened two other new stores in the second quarter of fiscal 2008, completing our five new store openings for the year.

Our core strategy is to provide our target customers with a unique and broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 120,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet plus an outside selling area. Our large-format stores are generally located with convenient access to a major highway and have an open-style shopping environment characterized by wide aisles, open bar-joist ceilings and high-density racking. To further build upon our brand’s reputation for high quality and exceptional value, we are outfitting certain stores and our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements. As of May 3, 2008, 71 of our 113 stores were in our large format.

On December 6, 2007 we acquired Overton’s, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts.. Overton’s product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton’s products are sold under two principal brands, Overton’s and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three retail showrooms. Overton’s is a wholly-owned subsidiary of Gander Mountain headquartered in Greenville, North Carolina.

Since the acquisition of Overton’s, our consolidated reporting includes our two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 113 retail stores located in 23 states. The Direct segment is the internet and catalog operations of Overton’s, offering primarily boating and watersports accessory products through numerous direct mail catalogs and its e-commerce websites.

Consolidated Results of Operations

The following table represents our unaudited consolidated statements of operations reflected as a percentage of sales:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Sales	100.0%	100.0%
Cost of goods sold	79.8%	80.7%
Gross profit	20.2%	19.3%
Operating expenses:
Selling, general and administrative	28.4%	29.3%
Exit costs, impairment and other charges	0.4%	0.2%
Pre-opening expenses	0.8%	0.4%
Loss from operations	(9.4)%	(10.6)%
Interest expense, net	2.3%	2.3%
Loss before income taxes	(11.7)%	(12.9)%
Income tax provision	0.1%	0.1%
Net Loss	(11.8)%	(13.0)%

Sales consist of sales from comparable stores, new stores and non-comparable stores, as well as sales of our Direct segment, operated through our wholly owned subsidiary, Overton’s. A store is included in the comparable store base in its fifteenth full month of operations. A relocated store returns to the comparable store base in its fifteenth full month after relocation. New store sales include sales from stores we opened during the current period. Non-comparable store sales include sales in the current period from our stores opened during the previous fiscal year before they have begun their fifteenth month of operation.

Cost of goods sold includes the cost of merchandise, freight, distribution, inventory shrinkage and store occupancy costs. Store occupancy costs include rent, real estate taxes and common area maintenance charges. Cost of goods sold also includes the cost of merchandise and freight expenses of our Direct segment.

Selling, general and administrative expenses include store associate payroll, taxes and fringe benefits, advertising, maintenance, utilities, depreciation, insurance, bank and credit card charges and other store level expenses. It also includes all expenses associated with operating our corporate headquarters in St. Paul, MN as well as the fulfillment, distribution and corporate expenses of our Direct segment.

Pre-opening expenses consist primarily of payroll, rent, recruiting, advertising and other costs incurred prior to a new store opening.

Thirteen Weeks Ended May 3, 2008 Compared to Thirteen Weeks Ended May 5, 2007

Sales.  Sales increased by $31.9 million, or 18.2%, to $207.7 million in the first quarter of fiscal 2008 from $175.7 million in the first quarter of fiscal 2007. The increase resulted from sales of $26.8 million from fiscal 2008 and fiscal 2007 new stores not included in the comparable store sales base, a comparable store sales decrease of $11.1 million and an $3.5 million sales decrease from stores closed during 2008 but open in 2007 as well as changes in other revenue. The increase in sales also reflects sales from our Direct business of $19.7 million for the first quarter of fiscal 2008.

During the first quarter of fiscal 2008, we opened three new stores and closed three stores, including one relocation and the consolidation of two smaller format stores into one large-format store. On a net basis for the quarter, we added 177,000 square feet of retail selling space, a 2.9% increase. During the first quarter of fiscal 2007, we opened one new store, a relocation of a small format store. Our comparable store sales declined 6.7% for the first quarter of fiscal 2008, versus a comparable store sales increase of 1.0% for the first quarter of fiscal 2007. The comparable store sales decline was impacted by the overall economic environment, including credit concerns, housing market foreclosures, rising fuel and food prices, and decreased consumer confidence, and their effects on discretionary spending. Additionally, we believe less advertising expenditures in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 impacted the comparable store sales decline.

Gross Profit.  Gross profit increased by $8.2 million, or 24.1%, to $42.0 million in the first quarter of fiscal 2008 from $33.9 million in the first quarter of fiscal 2007. As a percentage of sales, gross profit increased 96 basis points to 20.2% in the first quarter of fiscal 2008 from 19.3% in the first quarter of fiscal 2007.  The significant factor affecting gross profit during the quarter was an initial product margin increase of 104 basis points resulting primarily from (i) the inclusion of the Direct business, with margins for the first quarter of fiscal 2008 that were 830 basis points higher than our Retail business, and (ii) a continuing trend in improved Retail margins. The Retail margins benefited from increasing scale, increased penetration of sales of our owned-brand merchandise, and better management of clearance merchandise.  The increase in Retail margins was partially offset by an approximately 60 basis points negative impact from the change in our product mix, largely due to increased lower margin power sports sales and decreased higher-margin apparel sales.

Our gross profit was negatively impacted by a deleveraging of our store occupancy costs as a result of lower comparable store sales and lower sales per square foot at our newer, less mature stores. This negative impact was offset by the additional sales from the inclusion of the Direct business in the first quarter of fiscal 2008. Thus store occupancy costs, which are included in gross profit, were approximately the same as a percentage of sales.

Selling, General and Administrative Expenses.  SG&A expenses increased by $7.4 million, or 14.4%, to $59.0  million in the first quarter of fiscal 2008 from $51.5 million in the first quarter of fiscal 2007. As a percentage of sales, SG&A expenses decreased 94 basis points to 28.4% in the first quarter of fiscal 2008 from 29.3% in the first quarter of fiscal 2007. The primary factors in this decrease were cost reductions of approximately 500 basis points in labor, advertising and other general and administrative costs of the Retail business, offset by the inclusion, in the first quarter of fiscal 2008, of $8.3 million, or 400 basis points, of selling, general and administrative costs of the Direct business.

Exit Costs, Impairment and Other Charges.   Exit costs, impairment and other charges increased $0.4 million, or 132.2%, to $776,000 in the first quarter of fiscal 2008 from $334,000 in the first quarter of fiscal 2007. These expenses for the first quarter of fiscal 2008 include lease termination charges associated with the replacement of three stores, accretion expense on liabilities for lease termination charges and other residual costs of closed stores. For the first quarter of fiscal 2007, these expenses represent severance costs.

Pre-opening Expenses.  Pre-opening expenses increased $0.9 million, or 123.0%, to $1.6 million in the first quarter of fiscal 2008 from $0.7 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, we opened three new stores and incurred costs for two other new stores that opened in May 2008. During the first quarter of fiscal 2007, we opened one new store and incurred costs for three other new stores that opened in May 2007.

Interest Expense, net.  Interest expense increased by $0.9 million, or 21.8%, to $4.8 million in the first quarter of fiscal 2008 from $4.0 million in the first quarter of fiscal 2007. The increase in interest expense resulted from higher average outstanding borrowings. Average outstanding borrowings during the first quarter of fiscal 2008 increased 53%, as compared to the first quarter of fiscal 2007, due primarily to (i) the debt incurred in connection with the Overton’s acquisition in December 2007 and (ii) borrowings incurred to fund operating losses and store growth. Interest expense from higher average borrowings was substantially offset by an approximately 160 basis points decrease in average interest rates due to general interest rate declines.  The average effective interest rate on all of our outstanding borrowings as of May 3, 2008 was 5.9%.

Income Tax Provision.  Our effective income tax rate was -1.1% and -0.6% for the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of state income taxes as well as an increase in deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

Net Loss.  Our net loss was $24.4 million for the first quarter of fiscal 2008, as compared to net loss of $22.8 million for the first quarter of fiscal 2007, due to the factors discussed above.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, property and equipment and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses. The following chart summarizes the principal elements of our consolidated cash flow for the comparable first quarters of our fiscal years and the number of stores opened during those periods.

	Cash Flow Summary
	First Quarter		Change in Cash
	13 weeks	13 weeks	Provided /
	May 3, 2008	May 5,2007	(Used)
Net cash used in operating activities	$(18,490)	$(47,131)	$28,641
Net cash used in investing activities	(6,617)	(8,851)	2,234
Net cash provided by financing activities	26,525	56,004	(29,479)
Total net increase in cash	$1,418	$22	$1,396

Details of financing activities:
Borrowings under credit facility	$28,025	$55,120	$(27,095)
Reductions in long-term debt	(1,517)	(617)	(900)
Proceeds from stock sales and exercise of options	17	1,501	(1,484)
Net cash provided by financing activities	$26,525	$56,004	$(29,479)

New store openings, including relocated stores	3	1

Operating Activities.  Net cash used in operating activities for the first quarter of fiscal 2008 decreased by $28.6 million to $18.5 million, as compared to $47.1 million for the first quarter of fiscal 2007.

This decrease was primarily the result of the $21.9 million of less cash used for inventory growth and additional cash provided of $12.7 million from increased levels of accounts payable and accrued expenses in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. Inventory increases in the first quarter of fiscal 2007 consumed more cash than the first quarter of fiscal 2008 because of increased inventory levels in powersports resulting from the roll-out of the Tracker Marine boat program, increased ATV inventory as a result of more large-format stores that carry ATVs and our tactical efforts to merchandise certain seasonal inventory in our stores earlier.  Accounts payable funding was increased in the first quarter of fiscal 2008 due partially to increased new store inventories, the inclusion in 2008 of our Direct business, and increased levels of boat inventories, all of which have longer invoice terms.

Investing Activities.  Net cash used in investing activities for the first quarter of fiscal 2008 decreased by $2.2 million to $6.6 million, as compared to $8.9 million for the first quarter of fiscal 2007.

We used cash primarily for equipment to open new stores, for information technology equipment at our corporate offices and to upgrade existing stores. The decrease in net cash used of $2.2 million was primarily due to timing of expenditures and $1.7 million in non-cash accruals in the first quarter of fiscal 2008 for property and equipment placed in service that did not yet require the use of cash.  Additionally, during the first quarters of fiscal 2008 and fiscal 2007, we acquired equipment totaling approximately $1.5 million and $1.3 million, respectively, that was financed through capital leases. These amounts are excluded from purchases of property and equipment in the statements of cash flows.

Financing Activities.  Net cash provided by financing activities for the first quarter of fiscal 2008 decreased by $29.5 million to $26.5 million, as compared to $56.0 million in the first quarter of fiscal 2007.

Cash used or provided by financing activities is primarily the net borrowings needed under our credit facility to fund operating and investing activities. These borrowings for the first quarter of fiscal 2008 decreased $29.5 million in correlation with the reductions in use of cash described above.

Credit Facility

We have maintained a revolving credit facility with Bank of America, N.A. since 2001. Our credit facility provides us with the capital to fund the operations and growth of our business. Our revolving credit facility has a limit of $345.0 million, with an option to increase this limit by another $55.0 million subject to certain terms and conditions. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on our EBITDA, as defined in the credit agreement. Our obligations under the credit facility are secured by interests in substantially all of the Company’s assets. The credit facility matures on June 30, 2012.

In addition to the revolving credit facility, our credit facility includes a $20.0 million term loan (“Term Loan A”). The term loan matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%.

On December 6, 2007, the Company entered into a Fourth Amended and Restated Loan and Security Agreement. The amendment and restatement was effected in order to add an additional $40.0 million term loan (“Term Loan B”) to the Company’s secured credit facility to partially fund the acquisition of Overton’s.  The maturity date for the $40.0 million term loan is September 30, 2011.

The Company will not have the ability to exercise the $55.0 million option to increase the revolving credit facility while our $40.0 million Term Loan B is outstanding.

Outstanding borrowings under the credit facility, including Term Loan A and including letters of credit, were $282.2 and $238.7 as of May 3, 2008 and May 5, 2007, respectively.  The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. These advance rates are seasonal as well, increasing as we approach our hunting and holiday seasons and decreasing during non-peak periods. Based on eligible inventory and accounts receivable balances as of May 3, 2008 and February 2, 2008, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $24.1 million and $22.3 million, respectively. As of May 5, 2007, our remaining borrowing capacity under the credit facility, after subtracting letters of credit, was $28.3 million.

Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of May 3, 2008. Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including the possibility of continued weakness in the retail environment in North America, which weakness may negatively affect future retail sales.

Term Loans - The value of our eligible inventory, and the related advance rates under our secured credit facility are subject to periodic adjustment based on independent valuations of our collateral performed on behalf of the banks. Any downward adjustment in the value of our inventory or in our advance rates, whether based on an assessment of the nature and quality of our inventory or a perceived increase in the difficulty of selling collateral under current economic conditions, would adversely affect our availability. Effective June 11, 2008, our lender adjusted our advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under our secured credit facility, on June 9, 2008, we entered into a $10 million term loan agreement with our two major shareholders. Amounts advanced under the agreement mature on December 31, 2008, bear interest at LIBOR plus 1%, and may be prepaid and re-borrowed without penalty until the maturity date.  The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under our credit facility. The lenders under the agreement are Gratco LLC, an affiliate of David C. Pratt, our chairman, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice-chairman, and Gerald A. Erickson, a director of the company. There were no material transaction costs associated with the placement.

Income Taxes / Net Operating Losses

Our effective income tax rate was -1.1% and -0.6% for the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of state income taxes as well as an increase in deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the net deferred tax assets, excluding the deferred tax liabilities related to acquired indefinite lived intangible assets. As of May 3, 2008, we have federal and state net operating loss carryforwards of approximately $83.4 million expiring between 2016 and 2027.

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

We have opened all five of our fiscal 2008 new stores as of May 31, 2008, including one relocation and the consolidation of two smaller format stores into one large-format store. We expect our total capital expenditures in fiscal 2008 to be approximately $22 to $25 million, including capital expenditures to improve certain existing stores. However, business conditions, business strategy or other factors may cause us to adjust these plans. We believe that we will be able to service our business from our existing distribution facilities through fiscal 2009. We believe the timing of any expansion of our distribution capabilities will depend on the number of new stores we open, the growth of our internet and catalog business and the ability to finance an expansion. The number of new stores we open will depend on the success of our business in fiscal 2008 and fiscal 2009.

On June 9, 2008, we entered into a $10 million term loan agreement with our two major shareholders.  Amounts advanced under the agreement mature on December 31, 2008.

With our acquisition of Overton’s, we have undertaken a significant step toward our strategy of providing multi-channel offerings to our customers. We expect we will continue to make expenditures in the next 12 months to further this important business objective and we may need to fund up to approximately $1.0 million over the next 12 months for capital expenditures related to our Direct business.

In 2006, we began a significant effort to upgrade our merchandise and information systems that will provide enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems.

We intend to satisfy our capital requirements in the next 12 months with cash flows from operations, funds available under our credit facility and equipment financing leases. However, if capital requirements for our business strategy change, or if sales and cash flows from operations do not meet anticipated levels, we may need to seek additional debt or equity financing in the public or private markets. Beyond fiscal 2008, we anticipate needing additional financing to grow our business. There is no assurance that we will be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of May 3, 2008, the minimum operating lease payments due within one year were $72.7 million. As of May 3, 2008, total minimum operating lease payments remaining over all of our operating leases were $802.8 million. These leases have an average remaining term of approximately 10 years and typically provide us with several successive options to extend the term at our election. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $8.1 million and $15.1 million at May 3, 2008 and May 5, 2007, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $1.6 million and $0.6 million as of May 3, 2008 and May 5, 2007, respectively.

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

The recently acquired Overton’s business is also subject to seasonal fluctuations, with its highest sales activity normally occurring during the first and second quarters of our fiscal year, which is the primary season for boating, marine and watersports related products. Historically, Overton’s has generated approximately 65% to 70% of its sales during the first half of our fiscal year and approximately 50% during the second quarter of our fiscal year.

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

Our critical accounting policies and use of estimates are discussed and should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 2, 2008.

New Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized at fair value in the financial statements on a recurring basis (i.e., at least annually).  The effective date for non-financial assets and liabilities would be the beginning of our fiscal year 2009.

We adopted SFAS No. 157 as of February 3, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The adoption of the applicable provisions of SFAS No. 157 did not have a material impact on our results of operations, cash flows, or financial position.  We do not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on our results of operations, cash flows, or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115.  SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. The Company has adopted SFAS No. 159 but has elected not to apply the Fair Value Option of SFAS No. 159.

In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. In addition, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to February 1, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility. This floating rate indebtedness was $314.0 million at May 3, 2008 and averaged $294.5 million during the first quarter of fiscal 2008. Our average interest rate for the first quarter of fiscal 2008 under our credit facility, including Term Loans A and B, was approximately 5.9% and was approximately 160 basis points lower than the same period last year due primarily to general interest rate reductions and reductions we obtained in the pricing structure relative to the revolving credit facility and term loan. If short-term floating interest rates on our average variable rate debt for the first quarter of fiscal 2008 had increased by 100 basis points, our interest expense would have increased by approximately $744,000, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

We have no derivative financial instruments or derivative commodity instruments.   We have no international sales, however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars.

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

GANDER MOUNTAIN COMPANY

June 17, 2008	By:	/s/ Mark R. Baker
Mark R. Baker
President and Chief Executive Officer
(Principal Executive Officer)

June 17, 2008	By:	/s/ Robert J. Vold
Robert J. Vold
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated By Reference (1)
3.2	Amended and Restated Bylaws of the Registrant	Incorporated By Reference (2)
4.1	Form of promissory note pursuant to the Term Loan Agreement dated as of June 9, 2008 among the Registrant, GRATCO LLC and Holiday Companies	Filed Electronically
10.1	Term Loan Agreement, dated as of June 9, 2008, among the Registrant, GRATCO LLC and Holiday Companies	Filed Electronically
10.2	Description of Fiscal 2008 Executive Cash Incentive Program	Incorporated By Reference (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.
(2)	Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112494), filed with the Commission on March 15, 2004.
(3)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K dated April 8, 2008 (Commission File No. 000-50659), filed with the Commission on April 11, 2008.