Form 10-Q
period 2008-08-02
GANDER MOUNTAIN CO
filed 2008-09-16
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.01 par value; 24,118,755 shares outstanding as of September 5, 2008.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED AUGUST 2, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Gander Mountain Company

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Sales	$252,873	$216,511	$460,535	$392,260
Cost of goods sold	185,390	164,975	351,023	306,848
Gross profit	67,483	51,536	109,512	85,412
Operating expenses:
Selling, general and administrative expenses	66,939	55,266	125,896	106,808
Exit costs, impairment and other charges	316	292	1,092	626
Pre-opening expenses	408	982	2,035	1,712
Loss from operations	(180)	(5,004)	(19,511)	(23,734)
Interest expense, net	4,509	4,530	9,351	8,506
Loss before income taxes	(4,689)	(9,534)	(28,862)	(32,240)
Income tax provision	165	125	437	250
Net loss	$(4,854)	$(9,659)	$(29,299)	$(32,490)

Basic and diluted loss per common share	$(0.20)	$(0.48)	$(1.22)	$(1.61)

Weighted average common shares outstanding	24,087	20,312	24,069	20,201

See accompanying notes to unaudited consolidated financial statements

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	August 2,	February 2,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,666	$2,622
Accounts receivable	17,852	10,992
Income taxes receivable	454	486
Inventories	417,207	403,683
Prepaids and other current assets	19,059	15,987
Total current assets	456,238	433,770
Property and equipment, net	170,661	168,685
Goodwill	54,330	48,803
Acquired intangible assets, net	19,483	25,098
Other assets, net	2,079	3,576
Total assets	$702,791	$679,932

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$259,972	$246,013
Accounts payable	105,147	72,563
Accrued and other current liabilities	55,433	60,606
Notes payable - related parties	10,000	—
Current maturities of long term debt	13,712	8,247
Total current liabilities	444,264	387,429

Long term debt	58,284	64,173
Deferred income taxes	7,322	7,113
Other long term liabilities	27,462	27,397

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,118,755 and 24,049,064 shares issued and outstanding)	241	241
Additional paid-in-capital	278,048	277,110
Accumulated deficit	(112,830)	(83,531)
Total shareholders’ equity	165,459	193,820
Total liabilities and shareholders’ equity	$702,791	$679,932

See accompanying notes to unaudited consolidated financial statements

Gander Mountain Company

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
Operating activities
Net loss	$(29,299)	$(32,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,661	12,684
Exit costs, impairment and other charges	605	—
Stock-based compensation expense	703	743
(Gain) loss on disposal of assets	(17)	34
Change in operating assets and liabilities:
Accounts receivable	(6,828)	(7,053)
Inventories	(13,524)	(69,816)
Prepaids and other current assets	(3,072)	(5,281)
Other assets	1,186	(95)
Accounts payable and other liabilities	25,053	33,499
Deferred income taxes	209	—
Net cash used in operating activities	(9,323)	(67,775)

Investing activities
Purchases of property and equipment	(12,299)	(17,475)
Acquisition related expenses	(164)	—
Proceeds from sale of assets	29	—
Net cash used in investing activities	(12,434)	(17,475)

Financing activities
Borrowings under credit facility	13,959	76,002
Proceeds from short term notes payable - related parties	10,000	—
Proceeds from long term debt	—	7,582
Proceeds from exercise of stock options and employee stock purchases	235	3,053
Reductions in long term debt	(3,393)	(1,287)
Net cash provided by financing activities	20,801	85,350

Net increase (decrease) in cash	(956)	100
Cash, beginning of period	2,622	1,342
Cash, end of period	$1,666	$1,442

See accompanying notes to unaudited consolidated financial statements

Gander Mountain Company

Notes to Unaudited Consolidated Financial Statements

Quarterly Period Ended August 2, 2008

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of August 2, 2008 and for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 2, 2008.

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income, cash flows or financials position.

With the acquisition of Overton’s Holding Company (“Overton’s”) in December 2007, our consolidated reporting includes our two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through our retail stores. The Direct segment is the internet and catalog operations of Overton’s.

The following table shows our consolidated sales by product category:

	2nd Quarter	2nd Quarter
Category	2008	2007
Hunting and Firearms	27.5%	31.0%
Fishing and Marine (1)	38.0%	26.0%
Camping, Paddlesports and Backyard Equipment	9.8%	11.0%
Apparel and Footwear	14.8%	18.1%
Powersports	6.9%	10.1%
Other	1.9%	2.5%
Parts and services	1.1%	1.3%
Total	100.0%	100.0%

(1)                                                     Direct segment sales resulting from Overton’s of $39.7 million for the second quarter of fiscal 2008 have been included in the Fishing and Marine category.

For comparative purposes, the table below reflects sales by product category of our Retail segment only and does not include sales of our Direct segment.

Retail segment only	2nd Quarter	2nd Quarter
Category	2008	2007
Hunting and Firearms	32.6%	31.0%
Fishing and Marine	26.6%	26.0%
Camping, Paddlesports and Backyard Equipment	11.6%	11.0%
Apparel and Footwear	17.6%	18.1%
Powersports	8.2%	10.1%
Other	2.2%	2.5%
Parts and services	1.2%	1.3%
Total	100.0%	100.0%

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized at fair value in the financial statements on a recurring basis (i.e., at least annually).  The effective date for non-financial assets and liabilities would be the beginning of our fiscal 2009.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. We adopted SFAS No. 159 but have elected not to apply the Fair Value Option of SFAS No. 159.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the first quarter of fiscal 2009. We do not expect SFAS No. 161 to have a material impact on our results of operations, cash flows, or financial position.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.

Note 3. Credit Facility and Indebtedness

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

In addition to the revolving credit facility, our credit facility includes a $20.0 million term loan (“Term Loan A”). Term loan A matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%.

On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement. The amendment and restatement was effected in order to add an additional $40.0 million term loan (“Term Loan B”) to our secured credit facility to partially fund the acquisition of Overton’s.  The maturity date for Term Loan B is September 30, 2011.

We will not have the ability to exercise the $55.0 million option to increase the revolving credit facility while our $40.0 million Term Loan B is outstanding.

Outstanding borrowings under the credit facility, including Term Loan A and including letters of credit, were $273.4 and $258.8 as of August 2, 2008 and August 4, 2007, respectively.  The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. These advance rates are seasonal as well, increasing as we approach our hunting and holiday seasons and decreasing during non-peak periods. Based on eligible inventory and accounts receivable balances as of August 2, 2008 and February 2, 2008, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $30.5 million and $22.3 million, respectively.

Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of August 2, 2008. Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including the possibility of continued weakness in the retail environment in the United States, which may negatively affect future retail sales.

Notes Payable – Related Parties

The value of our eligible inventory, and the related advance rates under our secured credit facility are subject to periodic adjustment based on independent valuations of our collateral performed on behalf of the banks. Any downward adjustment in the value of our inventory or in our advance rates, whether based on an assessment of the nature and quality of our inventory or a perceived increase in the difficulty of selling collateral under current economic conditions, would adversely affect our availability. Effective June 11, 2008, Bank of America, N.A. adjusted our advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under our secured credit facility, on June 9, 2008, we entered into a $10 million term loan agreement with our two major shareholders. Amounts advanced under the agreement mature on December 31, 2008, bear interest at LIBOR plus 1%, and may be prepaid and re-borrowed without penalty until the maturity date.  The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under our credit facility. The lenders under the agreement are Gratco LLC, an affiliate of David C. Pratt, our chairman, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice-chairman, and Gerald A. Erickson, a director of our company. There were no material transaction costs associated with the placement.

A summary of all of our short term and long term indebtedness is as follows:

	August 2,	February 2,
(in thousands)	2008	2008
Short Term
Borrowings under credit facility including Term Note A	$259,972	$246,013

Short term notes payable - related parties	$10,000	$—

Current portion of Term Note B	$5,000	$2,500
Current portion of capitalized lease obligations	4,520	2,512
Current portion of equipment notes payable	3,373	3,235
Current portion of deferred acquisition obligation	819	—
Total current maturities of long term debt	$13,712	$8,247

Long Term
Long term portion of Term Note B	$35,000	$37,500
Long term portion of capitalized lease obligations	10,769	11,702
Long term portion of equipment notes payable	11,770	13,492
Long term portion of deferred acquisition obligation	745	1,479
Total long term debt	$58,284	$64,173

Note 4. Business Acquisition

On December 6, 2007, we completed the acquisition of all of the outstanding equity securities of Overton’s pursuant to a Securities Purchase Agreement among us, Overton’s and the sellers named therein. As a result of this transaction, Overton’s became a wholly owned subsidiary of Gander Mountain Company. The total purchase price for the acquisition was $72.3 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

In accordance with SFAS No. 141, the total purchase price was allocated to Overton’s net tangible and intangible assets and liabilities based upon their fair values as of December 6, 2007. This allocation was preliminary and was subject to the finalization of a valuation by an independent appraiser. During the second quarter of fiscal 2008, the valuation was finalized and resulted in the following adjustments to our intangible assets and goodwill:

	(in thousands)
Asset	Purchase Price Allocation February 2, 2008	Purchase Price Allocation August 2, 2008	Increase (Decrease)
Customer relationships	$1,506	$754	$(752)
Noncompete agreement	1,927	1,178	(749)
Tradenames	16,251	13,159	(3,092)
Trademarks	4,972	4,207	(765)
Goodwill	42,282	47,640	5,358
Goodwill and Intangible Assets	$66,938	$66,938	$—

Note 5. Stock-Based Compensation

We have three share-based compensation plans: the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition, we granted certain stock option awards in fiscal 1998 and fiscal 2002 that were not under a stock-based compensation plan. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.  As of August 2, 2008, there were a total of 3,282,815 options to purchase common stock outstanding under all of our stock option plans and non-plan option awards, with a weighted average exercise price of $9.98 and a weighted average remaining life of 6.8 years.  There were 2,350,796 options that were exercisable as of August 2, 2008 with a weighted-average exercise price of $10.60.

Stock-based compensation expense for the 13 weeks ended August 2, 2008 and August 4, 2007, was $322,000 and $350,000, respectively.  Stock-based compensation expense for the 26 weeks ended August 2, 2008 and August 4, 2007, was $703,000 and $743,000, respectively. As of August 2, 2008, there was approximately $3.0 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.8 years.

During the first and second quarters of fiscal 2008, there were 2,877 and 0 options, respectively exercised with an immaterial aggregate intrinsic value and immaterial cash proceeds to us.  During the first quarter of fiscal 2007, there were 157,352 options exercised with an aggregate intrinsic value of $383,821, which generated $1.5 million in net cash proceeds for us. During the second quarter of fiscal 2007, there were 166,041 options exercised with an aggregate intrinsic value of $853,000, which generated $1.4 million in net cash proceeds for us.

As of May 3, 2008, there were 1,260,318  shares available for future grant under the 2004 Omnibus Stock Plan.

Stock option activity for the periods presented is as follows:

	13 weeks - August 2, 2008		13 weeks - August 4, 2007
	Number of	Weighted-	Number of	Weighted-
	Shares Under	Average	Shares Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding - Beginning	3,353,043	$10.04	3,756,545	$10.20
Granted	30,950	4.65	442,300	12.03
Exercised	—	—	(166,041)	8.61
Forfeited	(101,178)	10.57	(83,177)	14.21
Outstanding -Ending	3,282,815	$9.98	3,949,627	$10.39

Weighted-average Black-Scholes fair value of options granted		$2.70		$5.95

Note 6. Earnings Per Share

Basic and diluted income or loss per share is based upon the weighted average number of shares outstanding.  Diluted loss per share for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007, excludes potentially dilutive stock options from the calculation of weighted average shares outstanding because including them would have an anti-dilutive effect on loss per share.  As of August 2, 2008 and August 4, 2007, there were a total of 3,282,815 and 3,949,627 options to purchase common stock outstanding, respectively.

Note 7. Selected Balance Sheet Information (in thousands)

	August 2, 2008	February 2, 2008
Property and equipment consists of :
Building	$6,972	$6,972
Furniture and equipment	150,417	141,826
Leasehold improvements	66,107	66,102
Computer software and hardware	57,692	52,179
	281,188	267,080
Less: Accumulated depreciation and amortization	(110,527)	(98,396)
Property and equipment, net	$170,661	$168,685

	August 2, 2008	February 2, 2008
Other assets consists of:
Deferred loan costs	$6,679	$6,666
Other	98	1,295
	6,777	7,961
Less: Accumulated amortization	(4,698)	(4,385)
Other assets, net	$2,079	$3,576

	August 2, 2008	February 2, 2008
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$20,892	$29,223
Payroll and related fringe benefits	7,085	8,393
Sales, property and use taxes	10,048	5,219
Reserve for store exit costs	2,259	3,612
Lease related costs	1,647	1,593
Insurance reserves and liabilities	2,002	1,979
Advertising and marketing	374	1,745
Interest	1,004	938
Other accruals and current liabilities	10,122	7,905
Accrued and other current liabilities	$55,433	$60,606

	August 2, 2008	February 2, 2008
Other long-term liabilities consist of:
Deferred rent	$25,972	$25,898
Insurance reserves and other liabilities	1,490	1,499
Other long-term liabilities	$27,462	$27,397

Note 8. Supplemental Cash Flow Information

During the 26 weeks ended August 2, 2008 and August 4, 2007, we acquired equipment totaling $2.9 million and $1.6 million, respectively, which was financed through capital leases. Purchases of property and equipment in the statement of cash flows exclude these amounts.  Purchases of property and equipment in the statement of cash flows for the 26 weeks ended August 2, 2008 and August 4, 2007, also excludes $2.0 and $1.2 million, respectively, in non-cash accruals and reclassifications for property and equipment placed in service that did not require the use of cash.

Note 9. Exit Costs, Impairment and Other Charges

Exit costs, impairment and other charges for the first and second quarters of fiscal 2008 include lease termination charges associated with the replacement of three stores, accretion expense on liabilities for lease termination charges and other residual costs of closed stores. For the first and second quarters of fiscal 2007, these expenses primarily represented severance costs and the write-off of certain web site development costs. The activity of our reserve for store exit costs and other charges during the first and second quarters of fiscal 2008 is as follows:

	(in thousands)
	2Q 2008	1Q 2008
Balance - beginning	$3,292	$3,612
Charges for three relocated stores	—	604
Accretion	77	68
Other expenses	239	104
Payments / reductions	(1,349)	(1,096)
Balance - ending	$2,259	$3,292

Note 10. Income Taxes

Our effective income tax rate was 3.5% and 1.3% for the second quarter of fiscal 2008 and second quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of state income taxes as well as an increase in deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

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

On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable.  The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers.  Cabela’s appealed the ruling to the United States Court of Appeals, Eighth Circuit.

On August 27, 2008, a panel of the United States Court of Appeals, Eighth Circuit, unanimously upheld the earlier district court order granting Gander Mountain’s motion for summary judgment that the contingent trademark licensing provision is unenforceable.  The Eighth Circuit order affirms our right to use our trademarks in all respects including direct marketing to consumers and ends our long-standing dispute with rival Cabela’s over the right to use certain Gander Mountain trademarks in direct marketing.

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

Prior to the acquisition of Overton’s on December 6, 2007, we operated under one segment, Retail. Results and selected balance sheet data by business segment are presented in the following table:

Statement of Operations Data:	(In thousands)
13 Weeks Ended August 2, 2008	Retail	Direct	Total

Sales	$213,145	$39,728	$252,873
(Loss) income from operations	(2,973)	2,793	(180)
Depreciation and amortization	7,491	160	7,651

26 Weeks Ended August 2, 2008	Retail	Direct	Total

Sales	$401,138	$59,397	$460,535
(Loss) income from operations	(21,716)	2,205	(19,511)
Depreciation and amortization	14,872	789	15,661

Balance sheet data:
As of August 2, 2008	Retail	Direct	Total

Total assets	$607,222	$95,569	$702,791
Inventories	396,199	21,008	417,207
Goodwill and intangible assets	7,030	66,783	73,813
Long term debt	23,284	35,000	58,284

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A—“Risk Factors of our Form 10-K for fiscal 2007”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. As of August 2, 2008, we have expanded our store base to 115  conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 6.5 million square feet of retail space in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. During the second quarter of fiscal 2008, we opened two new stores, one of which was a relocation of a store that closed during the first quarter of fiscal 2008. These two stores complete our five new store openings for fiscal 2008.

Our core strategy is to provide our target customers with a unique and broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 120,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet plus an outside selling area. Our large-format stores are generally located with convenient access to a major highway and have an open-style shopping environment characterized by wide aisles, open bar-joist ceilings and high-density racking. To further build upon our brand’s reputation for high quality and exceptional value, we are outfitting certain stores and our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements. As of August 2, 2008, 73 of our 115 stores were in our large format.

On December 6, 2007, we acquired Overton’s, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts. Overton’s product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton’s products are sold under two principal brands, Overton’s and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three retail showrooms. Overton’s is a wholly-owned subsidiary of Gander Mountain headquartered in Greenville, North Carolina.

Since the acquisition of Overton’s, our consolidated reporting includes our two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 115 retail stores located in 23 states. The Direct segment is comprised of the internet and catalog operations of Overton’s, offering primarily boating and watersports accessory products through numerous direct mail catalogs and its e-commerce websites, as well as the newly developed e-commerce and catalog efforts of Gander Mountain that will focus on product categories different than that of Overton’s boating and marine related business. During the second quarter of fiscal 2008, we achieved a critical milestone in the development of the Gander Mountain direct marketing business. On August 3, 2008, we launched our new transactional website, “Gandermtn.com” which offers an initial selection of nearly 12,000 SKU’s.  We will begin to grow the product selections and add additional SKU’s over time.  During the quarter, we also made significant progress in the development of our first catalog since 1996.  Distribution of the 244 page Gander Mountain catalog commenced in early September 2008.

Included in our consolidated sales for the first and second quarters of fiscal 2008, are Overton’s sales of $19.7 million and $39.7 million, respectively. There were no sales during the quarter from the Gander Mountain e-commerce or catalog operations because those operations did not start until the third quarter of fiscal 2008.

The continued operation of Overton’s, along with our launch of Gander Mountain’s new e-commerce and catalog efforts are important initiatives toward building a multi-channel national retail operation.

Recent Update

Mark R. Baker, who served as our president and chief executive officer, as well as a member of our board of directors, resigned from all of the positions he held with our company on September 8, 2008.  Mr. Baker has agreed to remain as an employee of our company during a transition period ending on September 30, 2008.

David C. Pratt, the chairman of our board of directors, has been appointed as our chief executive officer, on an interim basis, effective September 8, 2008.  Mr. Pratt will continue to serve as the chairman of our board of directors, but has resigned from the compensation and governance and nominating committees of our board.

Consolidated Results of Operations

The following table (1) represents our unaudited consolidated statements of operations reflected as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.3%	76.2%	76.2%	78.2%
Gross profit	26.7%	23.8%	23.8%	21.8%
Operating expenses:
Selling, general and administrative expenses	26.5%	25.5%	27.3%	27.2%
Exit costs, impairment and other charges	0.1%	0.1%	0.2%	0.2%
Pre-opening expenses	0.2%	0.5%	0.4%	0.4%
Loss from operations	(0.1)%	(2.3)%	(4.2)%	(6.1)%
Interest expense, net	1.8%	2.1%	2.0%	2.2%
Loss before income taxes	(1.9)%	(4.4)%	(6.3)%	(8.2)%
Income tax provision	0.1%	0.1%	0.1%	0.1%
Net loss	(1.9)%	(4.5)%	(6.4)%	(8.3)%

(1)  Columns do not add due to rounding.

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

13 Weeks Ended August 2, 2008 Compared to 13 Weeks Ended August 4, 2007

Sales.  Sales increased by $36.4 million, or 16.8%, to $252.9 million in the second quarter of fiscal 2008 from $216.5 million in the second quarter of fiscal 2007. The increase resulted from sales of $28.7 million from fiscal 2008 and fiscal 2007 new stores not included in the comparable store sales base, a comparable store sales decrease of $22.9 million and a $9.1 million sales decrease from stores closed during 2008 but open in 2007 as well as changes in other revenue. The increase in sales also includes sales from our Direct business of $39.7 million for the second quarter of fiscal 2008 that were not present in the comparable quarter last year.

During the second quarter of fiscal 2008, we opened two new stores. There were no store closings during this quarter. During the second quarter of fiscal 2007, we opened three new stores.  Our comparable store sales declined 11.7 % for the second quarter of fiscal 2008, versus a comparable store sales increase of 4.2% for the second quarter of fiscal 2007. The comparable store sales decline was impacted by the overall economic environment, including credit concerns, housing market foreclosures, rising fuel and food prices, rising unemployment and decreased consumer confidence, and their effects on discretionary spending. Additionally, we believe less advertising expenditures in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 impacted the comparable store sales decline.

Gross Profit.  Gross profit increased by $15.9 million, or 30.9%, to $67.5 million in the second quarter of fiscal 2008 from $51.5 million in the second quarter of fiscal 2007. As a percentage of sales, gross profit increased 288 basis points to 26.7% in the second quarter of fiscal 2008 from 23.8% in the second quarter of fiscal 2007.  The significant factor affecting gross profit during the quarter was an initial product margin increase of 239 basis points resulting primarily from (i) the inclusion of the Direct business, with margins for the second quarter of fiscal 2008 that were 633 basis points higher than our Retail business, and (ii) a continuing trend in improved Retail initial margins. The Retail initial margins benefited from increasing scale, continued SKU rationalization efforts, improved pricing structure and better management of clearance merchandise.

Our gross profit was negatively impacted, in the Retail segment, by a deleveraging of our store occupancy costs as a result of lower comparable store sales and lower sales per square foot at our newer, less mature stores. This negative impact, as a percentage of sales, was more than offset by the positive impact from the inclusion of the Direct segment sales.

Selling, General and Administrative Expenses.  SG&A expenses increased by $11.7 million, or 21.1%, to $66.9 million in the second quarter of fiscal 2008 from $55.3 million in the second quarter of fiscal 2007. As a percentage of sales, SG&A expenses increased 95 basis points to 26.5% in the second quarter of fiscal 2008 from 25.5% in the second quarter of fiscal 2007. The primary factors in this increase were the inclusion, in the second quarter of fiscal 2008, of $14.6 million of selling, general and administrative costs of the Direct business partially offset by cost reductions of 97 basis points in labor, advertising and other general and administrative costs of the Retail business.

Exit Costs, Impairment and Other Charges.  Exit costs, impairment and other charges increased slightly to $316,000 in the second quarter of fiscal 2008 from $291,000 in the second quarter of fiscal 2007. These expenses for the second quarter of fiscal 2008 include accretion expense on liabilities for lease termination charges and other residual costs of closed stores. For the second quarter of fiscal 2007, these expenses represented the write-off of certain web site development costs and severance costs.

Pre-opening Expenses.  Pre-opening expenses decreased $0.6 million, or 58.4%, to $0.4 million in the second quarter of fiscal 2008 from $1.0 million in the second quarter of fiscal 2007. During the second quarter of fiscal 2008, we opened two new stores. During the second quarter of fiscal 2007, we opened three new stores and incurred costs for nine other new stores that opened in August and September 2007.

Interest Expense, net.  Interest expense of $4.5 million was approximately the same in second quarter of fiscal 2008 as the second quarter of fiscal 2007. Average outstanding borrowings during the second quarter of fiscal 2008 increased $84.0 million or 33%, as compared to the second quarter of fiscal 2007, due primarily to (i) the debt incurred in connection with the Overton’s acquisition in December 2007 and (ii) borrowings in the second half of fiscal 2007 and the first quarter of fiscal 2008 used for new store capital expenditures and new store inventories. Interest expense from higher average borrowings was offset by an approximately 170 basis points decrease in average interest rates due to general interest rate declines.  The average effective interest rate for the second quarter of fiscal 2008 on all of our outstanding borrowings was 5.4%.

Income Tax Provision.  Our effective income tax rate was 3.5 % and 1.3 % for the second quarter of fiscal 2008 and second quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of state income taxes as well as an increase in deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

Net Loss.  Our net loss was $4.9 million for the second quarter of fiscal 2008, as compared to net loss of $9.7 million for the second quarter of fiscal 2007, due to the factors discussed above.

26 Weeks Ended August 2, 2008 Compared to 26 Weeks Ended August 4, 2007

Sales.  Sales increased by $68.3 million, or 17.4%, to $460.5 million in the first half of fiscal 2008 from $392.3 million in the first half of fiscal 2007. The increase resulted from sales of $55.5 million from fiscal 2008 and fiscal 2007 new stores not included in the comparable store sales base, a comparable store sales decrease of $33.9 million and a $12.7 million sales decrease from stores closed during 2008 but open in 2007 as well as changes in other revenue. The increase in sales also includes sales from our Direct business of $59.4 million for the first half of fiscal 2008 that was not present in the comparable period last year.

During the first half of fiscal 2008, we opened five new stores and closed three stores, including one relocation and the consolidation of two smaller format stores into one large-format store. On a net basis for the 26 weeks ended August 2, 2008, we added 308,000 square feet of retail selling space, a 5.0 % increase. During the first half of fiscal 2007, we opened four new stores, including one relocated store. Our comparable store sales declined 9.4% for the first half of fiscal 2008, versus a comparable store sales increase of 2.7% for the first half of fiscal 2007. The comparable store sales decline was impacted by the overall economic environment, including credit concerns, housing market foreclosures, rising fuel and food prices, rising unemployment and decreased consumer confidence, and their effects on discretionary spending. Additionally, we believe less advertising expenditures in the first half of fiscal 2008 as compared to the first half of fiscal 2007 impacted the comparable store sales decline.

Gross Profit.  Gross profit increased by $24.1 million, or 28.2%, to $109.5 million in the first half of fiscal 2008 from $85.4 million in the first half of fiscal 2007. As a percentage of sales, gross profit increased 201 basis points to 23.8% in the first half of fiscal 2008 from 21.8% in the first half of fiscal 2007.  The significant factor affecting gross profit during the period was an initial product margin increase of 167 basis points resulting primarily from (i) the inclusion of the Direct business, with margins for the first half of fiscal 2008 that were 669 basis points higher than our Retail business, and (ii) a continuing trend in improved Retail initial margins. The Retail initial margins benefited from increasing scale, continued SKU rationalization efforts, improved pricing structure, and better management of clearance merchandise.

Our gross profit was negatively impacted in the Retail segment by a deleveraging of our store occupancy costs as a result of lower comparable store sales and lower sales per square foot at our newer, less mature stores. This negative impact was more than offset by the additional sales from the inclusion of the Direct business in the first half of fiscal 2008.

Selling, General and Administrative Expenses.  SG&A expenses increased by $19.1 million, or 17.9%, to $125.9  million in the first half of fiscal 2008 from $106.8 million in the first half of fiscal 2007. As a percentage of sales, SG&A expenses increased 11 basis points to 27.3% in the first half of fiscal 2008 from 27.2% in the first half of fiscal 2007. The primary factors in this increase were the inclusion, in the first half of fiscal 2008, of $22.9 million of selling, general and administrative costs of the Direct business offset by cost reductions of 155 basis points in labor, advertising and other general and administrative costs of the Retail business.

Exit Costs, Impairment and Other Charges.  Exit costs, impairment and other charges increased $0.5 million, or 74.5%, to $1.1 million in the first half of fiscal 2008 from $626,000 in the first half of fiscal 2007. These expenses for the first half of fiscal 2008 include lease termination charges associated with the replacement of three stores, accretion expense on liabilities for lease termination charges and other residual costs of closed stores. For the first half of fiscal 2007, these expenses represented the write-off of certain web site development costs and severance costs.

Pre-opening Expenses.  Pre-opening expenses increased $0.3 million, or 18.9%, to $2.0 million in the first half of fiscal 2008 from $1.7 million in the first half of fiscal 2007. During the first half of fiscal 2008, we opened five new stores. During the first half of fiscal 2007, we opened four new stores.

Interest Expense, net.  Interest expense increased by $0.8 million, or 9.9%, to $9.4 million in the first half of fiscal 2008 from $8.5 million in the first half of fiscal 2007. The increase in interest expense resulted from higher average outstanding borrowings. Average outstanding borrowings during the first half of fiscal 2008 increased $98 million or 42%, as compared to the first half of fiscal 2007, due primarily to (i) the debt incurred in connection with the Overton’s acquisition in December 2007 and (ii) borrowings in the second half of fiscal 2007 used for capital expenditures and inventories for nine new stores opened in the second half of fiscal 2007.  Interest expense from higher average borrowings was substantially offset by an approximately 160 basis points decrease in average interest rates due to general interest rate declines.  The average effective interest rate for the first half of fiscal 2008 on all of our outstanding borrowings was 5.7%.

Income Tax Provision.  Our effective income tax rate was 1.5% and 0.8% for the first half of fiscal 2008 and first half of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of state income taxes as well as an increase in deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

Net Loss.  Our net loss was $29.3 million for the first half of fiscal 2008, as compared to net loss of $32.5 million for the first half of fiscal 2007, due to the factors discussed above.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, property and equipment and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses. The following chart summarizes the principal elements of our consolidated cash flow for the comparable periods of our fiscal years and the number of stores opened during those periods.

	Cash Flow Summary
	26 weeks	26 weeks	Change in Cash
	August 2, 2008	August 4, 2007	Provided / (Used)
Net cash used in operating activities	$(9,323)	$(67,775)	$58,452
Net cash used in investing activities	(12,434)	(17,475)	5,041
Net cash provided by financing activities	20,801	85,350	(64,549)
Total net increase (decrease) in cash	$(956)	$100	$(1,056)

Details of financing activities:
Borrowings under credit facility	$13,959	$76,002	$(62,043)
Proceeds (reductions) in long-term debt, net	(3,393)	6,295	(9,688)
Proceeds from short term notes payable	10,000	—	10,000
Proceeds from stock sales and exercise of options	235	3,053	(2,818)
Net cash provided by financing activities	$20,801	$85,350	$(64,549)

New store openings, including relocated stores	5	4

Operating Activities.  Net cash used in operating activities for the first half of fiscal 2008 decreased by $58.5 million to $9.3 million, as compared to $67.8 million for the first half of fiscal 2007.

This decrease was primarily the result of the $56.3 million of less cash used for inventory growth partially offset by $8.4 million of less cash provided from accounts payable levels and accrued expenses in the first half of fiscal 2008 versus the first half of fiscal 2007.

Inventory increases in the first half of fiscal 2007 consumed more cash than the first half of fiscal 2008 because of increased inventory levels in powersports resulting from the roll-out of the Tracker Marine boat program, increased ATV inventory as a result of more large-format stores that carry ATVs, and our tactical efforts to merchandise certain seasonal inventory in our stores earlier.  As a result of a decision made in late fiscal 2007 to reduce the number of boat and ATV selling locations, powersports inventory is down $12.9 million at the end of the second quarter of fiscal 2008 as compared to the same period of fiscal 2007.  Overall inventory levels were also reduced as a result of tactical efforts to better manage our inventory. These inventory reductions were partially offset by inventory increases related to new stores opened in the fall of 2007.  Accounts payable funding was reduced $8.4 million in the first half of fiscal 2008 as compared to the first half of fiscal 2007, due in part, to fiscal 2007 increases in powersports inventory purchases which are usually executed under longer payment terms. Also contributing to the $58.5 million decrease in cash used in operations was $3.2 million of reduced net losses and $3.0 million of increased non-cash depreciation.

Investing Activities.  Net cash used in investing activities for the first half of fiscal 2008 decreased by $5.0 million to $12.4 million, as compared to $17.5 million for the first half of fiscal 2007.

We used cash primarily for equipment to open new stores, for information technology software and equipment at our corporate offices and to upgrade existing stores. The decrease in net cash used of $5.0 million was primarily due to a reduction in upgrades to existing stores, capitalized lease obligations and a $0.8 million increase in non-cash accruals in the first half of fiscal 2008 for property and equipment placed in service that did not yet require the use of cash.  During the first halves of fiscal 2008 and fiscal 2007, we acquired equipment totaling approximately $2.9 million and $1.6 million, respectively, that was financed through capital leases. These amounts are excluded from purchases of property and equipment in the statements of cash flows.

Financing Activities.  Net cash provided by financing activities for the first half of fiscal 2008 decreased by $64.5 million to $20.8 million, as compared to $85.4 million in the first half of fiscal 2007.

Cash used or provided by financing activities is primarily the net borrowings needed under our credit facility to fund operating and investing activities. These borrowings for the first half of fiscal 2008 decreased $62.0 million in correlation with the reductions in the uses of cash described above.

Credit Facility and Indebtedness

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

In addition to the revolving credit facility, our credit facility includes a $20.0 million term loan (“Term Loan A”). Term Loan A matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%.

On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement. The amendment and restatement was effected in order to add an additional $40.0 million term loan (“Term Loan B”) to our secured credit facility to partially fund the acquisition of Overton’s.  The maturity date for Term Loan B is September 30, 2011.

We will not have the ability to exercise the $55.0 million option to increase the revolving credit facility while our $40.0 million Term Loan B is outstanding.

Outstanding borrowings under the credit facility, including Term Loan A and including letters of credit, were $273.4 and $258.8 as of August 2, 2008 and August 4, 2007, respectively.  The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. These advance rates are seasonal as well, increasing as we approach our hunting and holiday seasons and decreasing during non-peak periods. Based on eligible inventory and accounts receivable balances as of August 2, 2008 and February 2, 2008, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $30.5 million and $22.3 million, respectively.

Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of August 2, 2008. Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including the possibility of continued weakness in the retail environment in the United States, which may negatively affect future retail sales.

Notes Payable – Related Parties

The value of our eligible inventory, and the related advance rates under our secured credit facility are subject to periodic adjustment based on independent valuations of our collateral performed on behalf of the banks. Any downward adjustment in the value of our inventory or in our advance rates, whether based on an assessment of the nature and quality of our inventory or a perceived increase in the difficulty of selling collateral under current economic conditions, would adversely affect our availability. Effective June 11, 2008, Bank of America, N.A. adjusted our advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under our secured credit facility, on June 9, 2008, we entered into a $10 million term loan agreement with our two major shareholders. Amounts advanced under the agreement mature on December 31, 2008, bear interest at LIBOR plus 1%, and may be prepaid and re-borrowed without penalty until the maturity date.  The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under our credit facility. The lenders under the agreement are Gratco LLC, an affiliate of David C. Pratt, our chairman, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice-chairman, and Gerald A. Erickson, a director of our company. There were no material transaction costs associated with the placement.

A summary of all of our short term and long term indebtedness is as follows:

	August 2,	February 2,
(in thousands)	2008	2008

Short Term
Borrowings under credit facility including Term Note A	$259,972	$246,013
Short term notes payable - related parties	$10,000	$—
Current portion of Term Note B	$5,000	$2,500
Current portion of capitalized lease obligations	4,520	2,512
Current portion of equipment notes payable	3,373	3,235
Current portion of deferred acquisition obligation	819	—
Total current maturities of long term debt	$13,712	$8,247

Long Term
Long term portion of Term Note B	$35,000	$37,500
Long term portion of capitalized lease obligations	10,769	11,702
Long term portion of equipment notes payable	11,770	13,492
Long term portion of deferred acquisition obligation	745	1,479
Total long term debt	$58,284	$64,173

Income Taxes / Net Operating Losses

Our effective income tax rate was 3.5% and 1.3% for the second quarter of fiscal 2008 and second quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of state income taxes as well as an increase in deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the net deferred tax assets, excluding the deferred tax liabilities related to acquired indefinite lived intangible assets. As of August 2, 2008, we have federal and state net operating loss carryforwards of approximately $83.4 million expiring between 2016 and 2027.

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

We have opened all five of our fiscal 2008 new stores as of May 31, 2008, including one relocation and the consolidation of two smaller format stores into one large-format store. We expect our total capital expenditures in fiscal 2008 to be less than $25 million, including capital expenditures to improve certain existing stores. However, business conditions, business strategy or other factors may cause us to adjust these plans. We believe that we will be able to service our business from our existing distribution facilities through fiscal 2009 or later. We believe the timing of any expansion of our distribution capabilities will depend on the number of new stores we open, the growth of our internet and catalog business and the ability to finance an expansion. The number of new stores we open will depend on the success of our business in fiscal 2008 and fiscal 2009.

On June 9, 2008, we entered into a $10 million term loan agreement with our two major shareholders.  Amounts advanced under the agreement mature on December 31, 2008.

The maturity date for the $40.0 million Term Note B is September 30, 2011. Mandatory principal repayments are as follows:

December 31, 2008	$2.5 million
July 11, 2009	$2.5 million
December 31, 2009	$5.0 million
Due in 2010	$11.25 million
Due in 2011	$18.75 million

Beginning with our acquisition of Overton’s, we have undertaken a significant step toward our strategy of providing multi-channel offerings to our customers. We expect we will continue to make expenditures in the next 12 months to further this important business objective and we may need to fund up to approximately $1.0 million over the next 12 months for capital expenditures related to our Direct business.

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

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of August 2, 2008, the minimum operating lease payments due within one year were $72.9 million. As of August 2, 2008, total minimum operating lease payments remaining over all of our operating leases were $784.6 million. These leases have an average remaining term of approximately 10 years and typically provide us with several successive options to extend the term at our election. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $13.4 million and $14.3 million at August 2, 2008  and August 4, 2007, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $6.2 million and $13.9 million as of August 2, 2008 and August 4, 2007, respectively.

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with the highest sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall and winter hunting seasons and the holiday season. In recent years, the second half of our fiscal years have generated approximately 60% to 65% of our annual sales, including new store sales. In addition, our customers’ demand for our products and therefore our sales can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. Our grand opening activities surrounding our new store openings can also cause fluctuations in sales when compared to operating periods in later months. It is for this reason we include a new store in our comparable store sales base in its fifteenth full month to minimize the effect of grand opening activities.

This seasonality also impacts our inventory levels, which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

The recently acquired Overton’s business is also subject to seasonal fluctuations, with its highest sales activity normally occurring during the first and second quarters of our fiscal year, which is the primary season for boating, marine and watersports related products. Historically, Overton’s has generated approximately 65% to 70% of its sales during the first half of our fiscal year and approximately 50% during the second quarter of our fiscal year. Included in our consolidated sales for the first and second quarters of fiscal 2008, are Overton’s sales of $19.7 million and $39.7 million, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. We adopted SFAS No. 159 but have elected not to apply the Fair Value Option of SFAS No. 159.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the first quarter of fiscal 2009. We do not expect SFAS No. 161 to have a material impact on our results of operations, cash flows, or financial position.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility, Term Loans A and B and certain other term notes. This floating rate indebtedness was $310.0  million at August 2, 2008 and averaged $329.9 million during the second quarter of fiscal 2008. Our average interest rate for the second quarter of fiscal 2008 under our credit facility, including Term Loans A and B, was approximately 5.4% and was approximately 170 basis points lower than the same period last year due primarily to general interest rate reductions and reductions we obtained in the pricing structure relative to the revolving credit facility and term loan. If short-term floating interest rates on our average variable rate debt for the second quarter of fiscal 2008 had increased by 100 basis points, our interest expense would have increased by approximately $666,000, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

We have no derivative financial instruments or derivative commodity instruments.  We have no significant international sales, however, we import certain items for sale in our stores.  Substantially all of our purchases are denominated in U.S. dollars.

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

On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable.  The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers.  Cabela’s appealed the ruling to the United States Court of Appeals, Eighth Circuit.

On August 27, 2008, a panel of the United States Court of Appeals, Eighth Circuit, unanimously upheld the earlier district court order granting Gander Mountain’s motion for summary judgment that the contingent trademark licensing provision is unenforceable.  The Eighth Circuit order affirms our right to use our trademarks in all respects including direct marketing to consumers and ends our long-standing dispute with rival Cabela’s over the right to use certain Gander Mountain trademarks in direct marketing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 11, 2008, we held our annual meeting of shareholders for the purpose of (a) electing seven directors to serve until their successors are duly elected and (b) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009.

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the election of directors:

	For	Withheld
Mark R. Baker	22,919,606	264,591
Karen M. Bohn	22,797,019	387,178
Marshall L. Day	22,750,572	433,625
Richard C. Dell	22,753,053	431,143
Gerald A. Erickson	22,794,021	390,176
Ronald A. Erickson	22,795,756	388,441
David C. Pratt	22,742,838	441,359

The shareholders present in person or by proxy cast the following numbers of votes (in whole shares) in connection with the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009:

For	Against	Abstentions	Broker Non-Votes
23,035,480	141,559	7,156	0

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

GANDER MOUNTAIN COMPANY

September 16, 2008	By:	/s/ David C. Pratt

David C. Pratt
Chief Executive Officer
(Principal Executive Officer)

September 16, 2008	By:	/s/ Robert J. Vold

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