Form 10-Q
period 2008-11-01
GANDER MOUNTAIN CO
filed 2008-12-16
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.01 par value; 24,118,755 shares outstanding as of December 2, 2008.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED NOVEMBER 1, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Gander Mountain Company

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Sales	$269,920	$259,539	$730,455	$651,799
Cost of goods sold	200,160	189,445	551,183	496,293
Gross profit	69,760	70,094	179,272	155,506
Operating expenses:
Selling, general and administrative expenses	64,975	64,946	190,871	171,754
Exit costs, impairment and other charges	(1,112)	1,582	(20)	2,208
Pre-opening expenses	—	3,041	2,035	4,753
Income (loss) from operations	5,897	525	(13,614)	(23,209)
Interest expense, net	4,950	5,543	14,301	14,049
Income (loss) before income taxes	947	(5,018)	(27,915)	(37,258)
Income tax provision	182	125	619	375
Net Income (loss)	$765	$(5,143)	$(28,534)	$(37,633)

Basic and diluted income (loss) per common share	$0.03	$(0.25)	$(1.18)	$(1.86)

Weighted average common shares outstanding	24,162	20,362	24,086	20,255

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	November 1,	February 2,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,651	$2,622
Accounts receivable	21,408	10,992
Income taxes receivable	450	486
Inventories	441,860	403,683
Prepaids and other current assets	16,554	15,987
Total current assets	481,923	433,770
Property and equipment, net	167,639	168,685
Goodwill	54,332	48,803
Acquired intangible assets, net	19,345	25,098
Other assets, net	1,985	3,576
Total assets	$725,224	$679,932

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$306,264	$246,013
Accounts payable	88,327	72,563
Accrued and other current liabilities	48,363	60,606
Notes payable - related parties	10,000	—
Current maturities of long term debt	14,077	8,247
Total current liabilities	467,031	387,429

Long term debt	56,801	64,173
Deferred income taxes	7,406	7,113
Other long term liabilities	27,476	27,397

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,118,755 and 24,049,064 shares issued and outstanding)	241	241
Additional paid-in-capital	278,334	277,110
Accumulated deficit	(112,065)	(83,531)
Total shareholders’ equity	166,510	193,820
Total liabilities and shareholders’ equity	$725,224	$679,932

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
Operating activities
Net loss	$(28,534)	$(37,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,434	19,770
Exit costs, impairment and other charges	(1,205)	—
Stock-based compensation expense	989	1,278
(Gain)/ loss on disposal of assets	(62)	60
Change in operating assets and liabilities:
Accounts receivable	(10,380)	(12,108)
Inventories	(38,177)	(122,435)
Prepaids and other current assets	(567)	(2,651)
Other assets	(121)	(1,483)
Accounts payable and other liabilities	4,786	50,407
Deferred income taxes	293	—
Net cash used in operating activities	(49,544)	(104,795)

Investing activities
Purchases of property and equipment	(16,195)	(40,548)
Acquisition of business and related expenses	(172)	(7,080)
Proceeds from sale of assets	77	—
Net cash used in investing activities	(16,290)	(47,628)

Financing activities
Borrowings under credit facility, net of repayments	60,251	139,093
Proceeds from short term notes payable - related parties	10,000	—
Proceeds from long term debt	—	13,082
Reductions in long term debt	(5,623)	(2,463)
Proceeds from exercise of stock options and employee stock purchases	235	3,053
Net cash provided by financing activities	64,863	152,765

Net (decrease) increase in cash	(971)	342
Cash, beginning of period	2,622	1,342
Cash, end of period	$1,651	$1,684

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Notes to Unaudited Consolidated Financial Statements

Quarterly Period Ended November 1, 2008

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“we” or “us”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of November 1, 2008 and for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007, respectively, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended February 2, 2008.

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

Reclassifications - certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income, cash flows or financial position.

With the acquisition of Overton’s Holding Company (“Overton’s”) in December 2007, our consolidated reporting includes our two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through our retail stores. The Direct segment is the internet and catalog operations under our Overton’s brand name as well as the internet and catalog operations under our Gander Mountain brand, which launched August 3, 2008.

The following table shows our consolidated sales by product category for the comparable 13 week periods:

	3nd Quarter	3nd Quarter
Category	2008	2007
Hunting and Firearms	51.9%	52.1%
Fishing and Marine (1)	14.1%	9.7%
Camping, Paddlesports and Backyard Equipment	6.4%	6.2%
Apparel and Footwear	21.1%	23.0%
Powersports	4.3%	6.3%
Other	1.1%	1.4%
Parts and services	1.1%	1.3%
Total	100.0%	100.0%

(1)                                                    Direct segment sales from our Overton’s brand for the third quarter of fiscal 2008 have been included in the Fishing and Marine category.

For comparative purposes, the table below reflects sales by product category for the comparable 13 week periods of our Retail segment only and does not include sales of our Direct segment.

Retail segment only	3nd Quarter	3nd Quarter
Category	2008	2007
Hunting and Firearms	54.4%	52.1%
Fishing and Marine	9.9%	9.7%
Camping, Paddlesports and Backyard Equipment	6.8%	6.2%
Apparel and Footwear	22.2%	23.0%
Powersports	4.6%	6.3%
Other	1.0%	1.4%
Parts and services	1.1%	1.3%
Total	100.0%	100.0%

Note 2. Recent Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.

Note 3. Credit Facility and Indebtedness

We have maintained a revolving credit facility with Bank of America, N.A. since 2001. Our credit facility provides us with the capital to fund the operations and growth of our business. Our revolving credit facility has a limit of $345.0 million, with an option to increase this limit up to $400 million subject to certain terms and conditions. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on our EBITDA, as defined in the credit agreement. Our obligations under the credit facility are secured by interests in substantially all of the Company’s assets. The credit facility matures on June 30, 2012.

In addition to the revolving credit facility, our credit facility includes a $20.0 million term loan (“Term Loan A”). Term Loan A matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%.

On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement. The amendment and restatement was effected in order to add an additional $40.0 million term loan (“Term Loan B”) to our secured credit facility to partially fund the acquisition of Overton’s.  Term Loan B provides for scheduled semi-annual prepayments, beginning with $2.5 million due December 31, 2008, that fully retire the loan on its maturity date of  September 30, 2011.

We will not have the ability to exercise our option to increase the revolving credit facility up to $400 million while our $40.0 million Term Loan B is outstanding.

Outstanding borrowings under the credit facility, including Term Loan A and including letters of credit, were $315.5 million  and $316.2 million as of November 1, 2008 and November 3, 2007, respectively.  The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. These advance rates are seasonal as well, increasing as we approach our hunting and holiday seasons and decreasing during non-peak periods. Based on eligible inventory and accounts receivable balances as of November 1, 2008 and February 2, 2008, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $35.3 million and $22.3 million, respectively.

Financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of November 1, 2008.

The value of our eligible inventory, and the related advance rates under our secured credit facility are subject to periodic adjustment based on independent valuations of our collateral performed on behalf of the banks. Any downward adjustment in the value of our inventory or in our advance rates, whether based on an assessment of the nature and quality of our inventory or a perceived increase in the difficulty of selling collateral under current economic conditions, will adversely affect our availability.

In June 2008, Bank of America, N.A. adjusted our advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under our secured credit facility, on June 9, 2008, we entered into a $10 million term loan with our two major shareholders.  Amounts advanced under the agreement had an original maturity date of December 31, 2008, which was subsequently amended to March 31, 2009, bear interest at LIBOR plus 1% and may be prepaid and re-borrowed without penalty until the maturity date.  The loans are unsecured and the loan agreement contains no restrictive covenants.  Proceeds from the loans were used to reduce outstanding borrowings under our credit facility.  The lenders under the agreement are Gratco LLC, an affiliate of

David Pratt, our chairman and chief executive officer, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice chairman, and Gerald A. Erickson, a director of our company.

Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings or access any needed capital, including the recent disruption in the financial and credit markets, declining real estate values, increasing foreclosures in the housing markets, rising unemployment, and decreased business and consumer confidence that have and may continue to adversely affect discretionary spending and the retail environment in the United States.

Indebtedness- a summary of all our indebtedness is as follows:

	November 1,	February 2,
(in thousands)	2008	2008
Short Term
Borrowings under credit facility including Term Note A	$306,264	$246,013

Notes payable - related parties	$10,000	$—

Current portion of Term Note B	$5,000	$2,500
Current portion of capitalized lease obligations	4,793	2,512
Current portion of equipment notes payable	3,443	3,235
Current portion of deferred acquisition obligation	841	—
Total current maturities of long term debt	$14,077	$8,247

Long Term
Long term portion of Term Note B	$35,000	$37,500
Long term portion of capitalized lease obligations	10,154	11,702
Long term portion of equipment notes payable	10,882	13,492
Long term portion of deferred acquisition obligation	765	1,479
Total long term debt	$56,801	$64,173

Note 4. Stock-Based Compensation

We have three share-based compensation plans: the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition, we granted certain stock option awards in fiscal 1998 and fiscal 2002 that were not under a stock-based compensation plan. We are no longer authorized to grant any awards under the 2002 Stock Option Plan.  As of November 1, 2008, there were a total of 3,159,403 options to purchase common stock outstanding under all of our stock option plans and non-plan option awards, with a weighted average exercise price of $9.92 and a weighted average remaining life of 6.4 years.  There were 2,416,375 options that were exercisable as of November 1, 2008 with a weighted-average exercise price of $10.62.

Stock-based compensation expense for the 13 weeks ended November 1, 2008 and November 3, 2007,  was $286,000 and $535,000, respectively.  Stock-based compensation expense for the 39 weeks ended November 1, 2008 and November 3. 2007,  was $989,000 and $1,278,000, respectively. As of November 1, 2008, there was approximately $1.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.3 years.

For the third quarters of fiscal 2008 and fiscal 2007, and for the 39 weeks ended November 1, 2008, options exercised were immaterial. For the 39 weeks ended November 3, 2007, there were 323,543 options exercised with an aggregate intrinsic value of $1,238,000, which generated $2,933,000 in net cash proceeds for us.

As of November 1, 2008, there were 1,381,532 shares available for future grant under the 2004 Omnibus Stock Plan.

Stock option activity for the periods presented is as follows:

	13 weeks - November 1, 2008		13 weeks - November 3, 2007
	Number of	Weighted-	Number of	Weighted-
	Shares Under	Average	Shares Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding - Beginning	3,282,815	$9.98	3,949,627	$10.39
Granted	20,300	3.00	43,350	9.49
Exercised	—	—	(150)	5.12
Forfeited	(143,712)	10.30	(77,782)	9.27
Outstanding -Ending	3,159,403	$9.92	3,915,045	$10.40

Weighted-average Black-Scholes fair value of options granted		$1.74		$4.60

Note 5. Earnings Per Share

Basic and diluted income or loss per share is based upon the weighted average number of shares outstanding.  Diluted earnings per share for the 13 weeks ended November 1, 2008, includes 43,698 dilutive shares assumed outstanding related to our employee stock purchase plan. Diluted loss per share for the 13 weeks ended November 3, 2007 and the 39 weeks ended November 1, 2008 and November 3, 2007, excludes potentially dilutive stock options from the calculation of weighted average shares outstanding because including them would have an anti-dilutive effect on loss per share.  As of November 1, 2008 and November 3, 2007, there were a total of 3,159,403 and 3,915,045 options to purchase common stock outstanding, respectively.

Note 6. Selected Balance Sheet Information (in thousands)

	November 1,	February 2,
Property and equipment consists of:	2008	2008
Building	$6,972	$6,972
Furniture and equipment	152,559	141,827
Leasehold improvements	65,966	66,102
Computer software and hardware	60,133	52,179
	285,630	267,080
Less: Accumulated depreciation and amortization	(117,990)	(98,396)
Property and equipment, net	$167,639	$168,685

	November 1,	February 2,
Other assets consists of:	2008	2008
Deferred loan costs	$6,677	$6,666
Other	165	1,295
	6,842	7,961
Less: Accumulated amortization	(4,857)	(4,385)
Other assets, net	$1,985	$3,576

	November 1,	February 2,
Accrued and other current liabilities consist of:	2008	2008
Gift cards and gift certificate liabilities	$17,885	$29,223
Payroll and related fringe benefits	4,909	8,392
Sales, property and use taxes	9,804	5,219
Reserve for store exit costs	122	3,612
Lease related costs	1,739	1,593
Insurance reserves and liabilities	2,176	1,979
Advertising and marketing	1,008	1,745
Interest	1,682	938
Other accruals and current liabilities	9,038	7,905
Accrued and other current liabilities	$48,363	$60,606

	November 1,	February 2,
Other long-term liabilities consist of:	2008	2008
Deferred rent	$25,957	$25,898
Insurance reserves and other liabilities	1,519	1,499
Other long-term liabilities	$27,476	$27,397

Note 7. Supplemental Cash Flow Information

During the 39 weeks ended November 1, 2008 and November 3, 2007, we acquired equipment totaling $4.1 million and $2.6 million, respectively, which was financed through capital leases. Purchases of property and equipment in the statement of cash flows exclude these amounts.  Purchases of property and equipment in the statement of cash flows for the 39 weeks ended November 1, 2008 and November 3, 2007, also excludes $1.5 and $1.2 million, respectively, in non-cash accruals for property and equipment placed in service that did not require the use of cash.

Note 8. Exit Costs, Impairment and Other Charges

Exit costs, impairment and other charges were a net credit of $1.1 million in the third quarter of fiscal 2008. During the third quarter of fiscal 2008, in an effort to improve gross margins in clearance activities, we re-opened one previously closed store and are in the process of re-opening two additional stores as retail outlet centers. We previously recorded charges and liabilities for the estimated present value of cash flows for the remaining lease terms for these three stores. The utilization of these assets and leases under an alternative use such as outlet centers was not considered or contemplated at the time we recorded the original charges. We believe the outlet center strategy will help achieve margin improvement and accordingly, we have reversed the lease termination liabilities of these three stores based on the expected cash flows of the stores as outlet centers.  The reversal resulted in a credit to exit costs, impairment and other charges of $1.8 million in the third quarter of fiscal 2008.  Other costs included in exit costs, impairment and other charges for the third quarter of fiscal 2008 include accretion expense on liabilities for lease termination charges and other residual costs of closed stores. For the third quarter of fiscal 2007, expenses in this line item substantially represented severance charges.

The activity of our reserve for store exit costs and other charges during fiscal 2008 is as follows:

	(in thousands)
	3Q 2008	2Q 2008	1Q 2008
Balance - beginning	$2,259	$3,292	$3,612
Charges for three relocated stores	(1,810)	—	604
Accretion	64	77	68
Other expenses	193	239	104
Payments / reductions	(584)	(1,349)	(1,096)
Balance - ending	$122	$2,259	$3,292

Note 9. Overton’s Acquisition

On December 6, 2007, we completed the acquisition of all of the outstanding equity securities of Overton’s Holding Company (“Overton’s”). Overton’s results of operations are included in our consolidated statements of operations since December 6, 2007.  The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141,  Business Combinations . In accordance with SFAS No. 141, the total purchase price was allocated to Overton’s net tangible and intangible assets and liabilities based upon their fair values. During the 39 weeks ended November 1, 2008, we incurred $172,000 of additional direct costs of the acquisition which was recorded as additional goodwill. We expect to finalize any purchase price allocation adjustments in the fourth quarter of fiscal 2008.

Note 10. Income Taxes

Our effective income tax rate was 19.2% and (2.4)% for the third quarter of fiscal 2008 and third quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of the change in pretax earnings compared to the change in state income taxes and deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

Note 11. Contingencies

Trademark Litigation—On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contended that a contingent trademark licensing provision of the noncompetition agreement required us to grant Cabela’s a license that would preclude our use of certain of our trademarks for direct marketing purposes.

On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable.  The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers.  Cabela’s appealed the ruling to the United States Court of Appeals, Eighth Circuit.

On August 27, 2008, a panel of the United States Court of Appeals, Eighth Circuit, unanimously upheld the earlier district court order granting Gander Mountain’s motion for summary judgment that the contingent trademark licensing provision is unenforceable.   The Eighth Circuit order, which is no longer subject to appeal, affirms our right to use our trademarks in all respects including direct marketing to consumers.

Termination of Overton’s Non-compete Agreement - We acquired Overton’s in December 2007. Pursuant to a non-compete agreement entered into by Overton’s as part of a previous transaction in 2002, Overton’s was restricted from selling hunting related products until March 2009. In November 2008, this non-compete agreement was terminated. As a result, there are no further restrictions on our ability to utilize the Overton brand in connection with the marketing and selling of hunting related products or the driving of consumer traffic to our retail stores.

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

Prior to the acquisition of Overton’s on December 6, 2007, we operated under one segment, Retail. Selected data from our statements of operations and balance sheets by business segment are presented in the table below:  The retail segment includes all of the credits and charges in the exit costs, impairment and other charges line of our statement of operations as described in note 8.

	13 Weeks Ended November 1, 2008			13 Weeks Ended November 3, 2007
Statement of Operations Data:	Retail	Direct	Total	Retail	Direct	Total
Sales	$255,506	$14,414	$269,920	$259,539	$—	$259,539
Depreciation and amortization	7,447	326	7,773	7,086	—	7,086
Income (loss) from operations	8,086	(2,189)	5,897	525	—	525
Net income (loss)	3,705	(2,940)	765	(5,143)	—	(5,143)

	39 Weeks Ended November 1, 2008			39 Weeks Ended November 3, 2007
	Retail	Direct	Total	Retail	Direct	Total
Sales	$656,644	$73,811	$730,455	$651,799	$—	$651,799
Depreciation and amortization	22,319	1,115	23,434	19,770	—	19,770
Income (loss) from operations	(13,630)	16	(13,614)	(23,209)	—	(23,209)
Net loss	(25,940)	(2,594)	(28,534)	(37,633)	—	(37,633)

	As of November 1, 2008			As of November 3, 2007
Balance sheet data:	Retail	Direct	Total	Retail	Direct	Total
Total assets	$631,448	$93,776	$725,224	$691,011	$—	$691,011
Inventories	420,780	21,080	441,860	474,953	—	474,953
Goodwill and intangible assets	7,007	66,670	73,677	7,204	—	7,204
Long term debt	21,801	35,000	56,801	25,901	—	25,901

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

Overview

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. As of November 1, 2008, we have expanded our store base to 116 conveniently located Gander Mountain outdoor lifestyle stores, providing approximately 6.5 million square feet of retail space in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. During the third quarter of fiscal 2008, we re-opened one previously closed store as a retail outlet center.  Prior to this re-opening, we opened five new stores in fiscal 2008.

Our core strategy is to provide our target customers with a unique and broad assortment of outdoor equipment, accessories, related technical apparel and footwear; expert services; convenient locations and value pricing. Our stores feature an extensive selection of leading national and regional brands as well as our company’s owned brands. In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space of certain small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 120,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet plus an outside selling area. Our large-format stores are generally located with convenient access to a major highway and have an open-style shopping environment characterized by wide aisles, open bar-joist ceilings and high-density racking. To further build upon our brand’s reputation for high quality and exceptional value, we have outfitted certain stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements. As of November 1, 2008, 73 of our 116 stores were in our large format.

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

Since the acquisition of Overton’s, our consolidated reporting includes our two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 116 retail stores located in 23 states. The Direct segment is comprised of the internet and catalog operations of Overton’s, offering primarily boating and watersports accessory products through numerous direct mail catalogs and its e-commerce websites, as well as the newly developed e-commerce and catalog efforts of Gander Mountain that focus on many of the outdoor lifestyle product categories found in our retail stores.  On August 3, 2008,  we launched our new transactional website, “Gandermtn.com” which offers an initial selection of nearly 12,000 SKU’s.  We will continue to grow the product selections and add additional SKU’s over time.  During the third quarter of fiscal 2008, we distributed approximately 2 million copies of our first Gander Mountain catalog since 1996.  This component of our Direct segment continues to grow sales.  Refer to Note 12 of our consolidated financial statements for certain financial information on our segments. The continued operation of Overton’s, along with our launch of Gander Mountain’s e-commerce and catalog efforts are important initiatives toward building a multi-channel national retail operation.

Consolidated Results of Operations

The following table represents our unaudited consolidated statements of operations reflected as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.2%	73.0%	75.5%	76.1%
Gross profit	25.8%	27.0%	24.5%	23.9%
Operating expenses:
Selling, general and administrative expenses	24.1%	25.0%	26.1%	26.4%
Exit costs, impairment and other charges	(0.4)%	0.6%	—	0.3%
Pre-opening expenses	—	1.2%	0.3%	0.7%
Income (loss) from operations	2.2%	0.2%	(1.9)%	(3.6)%
Interest expense, net	1.8%	2.1%	2.0%	2.2%
Income (loss) before income taxes	0.4%	(1.9)%	(3.8)%	(5.7)%
Income tax provision	0.1%	0.1%	0.1%	0.1%
Net Income (loss)	0.3%	(2.0)%	(3.9)%	(5.8)%

(1)  Columns do not add due to rounding.

Sales consist of sales from comparable stores, new stores and non-comparable stores, as well as sales of our Direct segment. A store is included in the comparable store base in its fifteenth full month of operations. A relocated store returns to the comparable store base in its fifteenth full month after relocation. New store sales include sales from stores we opened during the current period. Non-comparable store sales include sales in the current period from our stores opened during the previous fiscal year before they have begun their fifteenth month of operation.

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

Pre-opening expenses consist primarily of payroll, rent, recruiting, advertising and other costs incurred prior to a new store opening.

13 Weeks Ended November 1, 2008 Compared to 13 Weeks Ended November 3,  2007

Sales.  Sales increased by $10.4 million, or 4.0%, to $269.9 million in the third quarter of fiscal 2008 from $259.5 million in the third quarter of fiscal 2007.

The increase resulted from increased sales of $19.2 million from fiscal 2008 and fiscal 2007 new stores not included in the comparable store sales base, a comparable store sales decrease of $15.3 million and a $7.9 million sales decrease from stores closed during 2008 but open in 2007, as well as changes in other revenue. The increase in sales also includes sales from our Direct business of $14.4 million for the third quarter of fiscal 2008 that were not present in the comparable quarter last year.

There were no new store openings or closings during the third quarter of fiscal 2008. During the third quarter of fiscal 2007, we opened nine new stores including two relocations. Our comparable store sales declined 6.5% for the third quarter of fiscal 2008, versus a comparable store sales decrease of 8.4% for the third quarter of fiscal 2007. The comparable store sales decline was impacted by the overall economic environment, including recent disruption in the financial and credit markets, declining real estate values, increasing foreclosures in the housing markets, rising unemployment, and decreased business and consumer confidence, and their effects on discretionary spending and the retail environment. Additionally, continued de-emphasis of our Powersports category and, we believe, less advertising expenditures in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007, negatively impacted the comparable store sales decline.

Gross Profit.  Gross profit decreased by $335,000, or 0.5%, to $69.8 million in the third quarter of fiscal 2008 from $70.1 million in the third quarter of fiscal 2007. As a percentage of sales, gross profit decreased 117 basis points to 25.8% in the third quarter of fiscal 2008 from 27.0% in the third quarter of fiscal 2007.

The significant factors affecting our gross profit rate during the quarter were an initial product margin rate decrease of 58 basis points in the Retail segment and deleveraging of Retail store occupancy costs by 115 basis points as a result of lower comparable store sales and lower sales per square foot at our newer, less mature stores. These declines as a percentage of sales were partially offset by an increase of 81 basis points from the inclusion of the higher-margin Direct business in our results this year.  Retail segment initial margin rates were impacted negatively by lower margin rates in boats and ATVs and lower sales of higher-margin apparel categories, both of which were partially offset by increased margin contributions from firearms and hunting sales.

Selling, General and Administrative Expenses (“SG&A”).  SG&A expenses were $65.0 million in the third quarter of fiscal 2008 and were flat compared to the third quarter of fiscal 2007. As a percentage of sales, SG&A expenses decreased 95 basis points to 24.1% in the third quarter of fiscal 2008 from 25.0% in the third quarter of fiscal 2007.

The primary factor in the 95 basis point decrease were Retail segment cost reductions of $7.9 million in store operations and general and administrative costs that improved SG&A by 272 basis points in the Retail segment.  This improvement was offset by 177 basis points due to the inclusion of $8.0 million of SG&A for the Direct business in the third quarter of fiscal 2008.

Exit Costs, Impairment and Other Charges.   Exit costs, impairment and other charges were a net credit of $1.1 million in the third quarter of fiscal 2008 compared to expense of $1.6 million in the third quarter of fiscal 2007.

During the third quarter of fiscal 2008, in an effort to improve gross margins in clearance activities, we re-opened one previously closed store and are in the process of re-opening two additional stores as retail outlet centers.  We previously recorded charges and liabilities for the estimated present value of cash flows for the remaining lease terms for these three stores. The utilization of these assets and leases under an alternative use such as outlet centers was not considered or contemplated at the time we recorded the original charges. We believe the outlet center strategy will help achieve margin improvement and accordingly, we have reversed the lease termination liabilities of these three stores based on the expected cash flows of the stores as outlet centers.  The reversal resulted in a credit to exit costs, impairment and other charges of $1.8 million in the third quarter of fiscal 2008.  Other costs included in exit costs, impairment and other charges for the third quarter of fiscal 2008 include accretion expense on liabilities for lease termination charges and other residual costs of closed stores. For the third quarter of fiscal 2007, expenses in this line item substantially represented severance charges.

Pre-opening Expenses.  We had no pre-opening expenses in the third quarter of fiscal 2008 compared to $3.0 million in the third quarter of fiscal 2007. We opened no new stores in the current quarter. During the third quarter of fiscal 2007, we opened nine new stores.

Interest Expense, net.  Interest expense decreased by $593,000, or 10.7%, to $4.9 million in the third quarter of fiscal 2008 from $5.5 million in the third quarter of fiscal 2007.

Average outstanding borrowings during the third quarter of fiscal 2008 increased approximately $58 million or 19%, as compared to the third quarter of fiscal 2007, due primarily to the debt incurred in connection with the Overton’s acquisition in December 2007. Interest expense from higher average borrowings was offset by an approximately 180 basis points decrease in average interest rates due to general interest rate declines.  The average effective interest rate for the third quarter of fiscal 2008 on all of our outstanding borrowings was 5.5%.

Income Tax Provision.  Our effective income tax rate was 19.2% and (2.4)% for the third quarter of fiscal 2008 and third quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of the change in pretax income (loss) compared to the change in state income taxes and deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

Net Income.  Our net income was $765,000 for the third quarter of fiscal 2008, as compared to a net loss of $5.1 million for the third quarter of fiscal 2007, due to the factors discussed above. This improvement of $5.9 million is the result of an improvement in the Retail segment of $8.8 million and a net loss in the Direct segment of $2.9 million.  The Direct segment was not present last year.

39 Weeks Ended November 1, 2008 Compared to 39 Weeks Ended November 3, 2007

Sales.  Sales increased by $78.7 million, or 12.1%, to $730.5 million in the first nine months of fiscal 2008 from $651.8 million in the first nine months of fiscal 2007.

The increase resulted from increased sales of $74.6 million from fiscal 2008 and fiscal 2007 new stores not included in the comparable store sales base, a comparable store sales decrease of $49.3 million and a $20.4 million sales decrease from stores closed during 2008 but open in 2007, as well as changes in other revenue.  The increase in sales also includes sales from our Direct business of $73.8 million for the first nine months of fiscal 2008 that were not present in the comparable period last year.

During the first nine months of fiscal 2008, we opened five new stores and closed three stores, including one relocation and the consolidation of two smaller format stores into one large-format store. We also re-opened one previously closed store as a retail outlet center. On a net basis for the first nine months of fiscal 2008, we added 337,000 square feet of retail selling space, a 5.5% increase.  During the first nine months of fiscal 2007, we opened 13 new stores, including three relocated stores. Our comparable store sales declined 8.3% for the first nine months of fiscal 2008, versus a comparable store sales decrease of 1.9% for the first nine months of fiscal 2007. The comparable store sales decline was impacted by the overall economic environment, including recent disruption in the financial and credit markets, declining real estate values, increasing foreclosures in the housing markets, rising unemployment, and decreased business and consumer confidence, and their effects on discretionary spending and the retail environment.  Additionally, continued de-emphasis of our Powersports category and, we believe, less advertising expenditures in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, negatively impacted the comparable store sales decline.

Gross Profit.  Gross profit increased by $23.8 million, or 15.3%, to $179.3 million in the first nine months of fiscal 2008 from $155.5 million in the first nine months of fiscal 2007. As a percentage of sales, gross profit increased 68 basis points to 24.5% in the first nine months of fiscal 2008 from 23.9% in the first nine months of fiscal 2007.

The significant factors affecting our gross profit rate during the first nine months of fiscal 2008 were the inclusion of the higher-margin Direct business in our results this year which provided 194 basis points, offset primarily by deleveraging of Retail store occupancy costs by 140 basis points as a result of lower comparable store sales and lower sales per square foot at our newer, less mature stores. Retail segment initial margin rates benefited 24 basis points from increasing scale, continued inventory rationalization efforts, improved pricing structure and better management of clearance merchandise.

Selling, General and Administrative Expenses.  SG&A expenses increased by $19.1 million, or 11.1%, to $190.9 million in the first nine months of fiscal 2008 from $171.8 million in the first nine months of fiscal 2007. As a percentage of sales, SG&A expenses decreased 22 basis points to 26.1% in the first nine months of fiscal 2008 from 26.4% in the first nine months of fiscal 2007.

The primary factors in this decrease were Retail segment cost reductions in store operations and general and administrative costs that improved SG&A by 200 basis points in the Retail segment. This improvement was offset 178 basis points due to the inclusion in the first nine months of fiscal 2008 of $30.9 million of selling, general and administrative costs of the Direct business.

Exit Costs, Impairment and Other Charges.   Exit costs, impairment and other charges were a credit of $20,000 for the first nine months of fiscal 2008 compared to expense of $2.2 million in the first nine months of fiscal 2007.  We recorded a $1.8 million credit relating to the reversal of charges and liabilities for the estimated present value of cash flows for the remaining lease terms related to three previously closed stores that have been, or are in the process of, re-opening as retail outlet centers. Exit costs, impairment and other charges for the first nine months of fiscal 2008 also include lease termination charges, accretion expense on related liabilities and other residual costs of closed stores. For the first nine months of fiscal 2007, these expenses substantially represented severance charges.

Pre-opening Expenses.  Pre-opening expenses decreased $2.7 million, or 57.2%, to $2.0 million for the first nine months of fiscal 2008 from $4.7 million in the first nine months of fiscal 2007. During the first nine months of fiscal 2008, we opened five new stores. During the first nine months of fiscal 2007, we opened 13 new stores.

Interest Expense, net.  Interest expense increased by $0.3 million, or 1.8%, to $14.3 million for the first nine months of fiscal 2008 from $14.0 million for the first nine months of fiscal 2007.

The increase in interest expense resulted from higher average outstanding borrowings. Average outstanding borrowings during the first nine months of fiscal 2008 increased $81.8 million or 32%, as compared to the first nine months of fiscal 2007, due primarily to the debt incurred in connection with the Overton’s acquisition in December 2007 and borrowings in the second half of fiscal 2007 used for capital expenditures and inventories for nine new stores opened in the second half of fiscal 2007.  Interest expense from higher average borrowings was substantially offset by a decrease of approximately 170 basis points in average interest rates due to general interest rate declines.  The average effective interest rate for the first nine months of fiscal 2008 on all of our outstanding borrowings was 5.7%.

Income Tax Provision.  Our effective income tax rate was (2.2)% and (1.0)% for the first nine months of fiscal 2008 and first nine months of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of the change in pre-tax loss compared to the change in state income taxes and deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

Net Loss.  Our net loss was $28.5 million for the first nine months of fiscal 2008, as compared to a net loss of $37.6 million for the first nine months of fiscal 2007, due to the factors discussed above. This improvement of $9.1 million is the result of an improvement in the Retail segment of $11.7 million and a net loss in the Direct segment of $2.6 million.  The Direct segment was not present last year.

Liquidity and Capital Resources

Our primary capital requirements historically have been for inventory, property and equipment and pre-opening expenses to support our new store growth plans, and, to the extent of the highly seasonal nature of our business, operating losses. The following chart summarizes the principal elements of our consolidated cash flow for the comparable periods of our fiscal years and the number of new stores opened during those periods.

	Cash Flow Summary
	39 weeks	39 weeks	Change in Cash
	November 1, 2008	November 3, 2007	Provided / (Used)
Net cash used in operating activities	$(49,544)	$(104,795)	$55,251
Net cash used in investing activities	(16,290)	(47,628)	31,338
Net cash provided by financing activities	64,863	152,765	(87,902)
Total net increase (decrease) in cash	$(971)	$342	$(1,313)

Details of financing activities:
Borrowings under revolving credit facility	$60,251	$139,093	$(78,842)
Proceeds (reductions) in long-term debt, net	(5,623)	10,619	(16,242)
Proceeds from notes payable - related parties	10,000	—	10,000
Proceeds from stock sales and exercise of options	235	3,053	(2,818)
Net cash provided by financing activities	$64,863	$152,765	$(87,902)

New store openings, including relocated stores	5	13

Operating Activities.  Net cash used in operating activities for the first nine months of fiscal 2008 improved by $55.3 million to $49.5 million, as compared to $104.8 million for the first nine months of fiscal 2007.

This improvement was primarily the result of $9.1 million of reduced net losses, $3.7 million of increased non-cash depreciation and $84.3 million of less cash used for inventory growth,  partially offset by $45.6 million of less cash provided from accounts payable and accrued expense levels in the first nine months of fiscal 2008 versus the first nine months of fiscal 2007.

Inventory increases in the first nine months of fiscal 2007 consumed more cash than the first nine months of fiscal 2008 because of increased inventory levels in fiscal 2007 in powersports resulting from the roll-out of the Tracker Marine boat program, increased ATV inventory levels in fiscal 2007 as a result of more large-format stores that carried ATVs, and our tactical efforts in fiscal 2007 to merchandise certain seasonal inventory in our stores earlier.  As a result of a decision made in late fiscal 2007 to reduce the number of boat and ATV selling locations, powersports inventory is down $20.1 million at the end of the third quarter of fiscal 2008 as compared to the same period of fiscal 2007.  Overall inventory levels were also reduced in fiscal 2008 as a result of tactical efforts to better manage our inventory. Accounts payable funding was reduced $45.6 million in the first nine months of fiscal 2008 as compared to the same period of fiscal 2007, due in part, to fiscal 2007 increases in powersports inventory purchases which are usually executed under longer payment terms.

Investing Activities.  Net cash used in investing activities for the first nine months of fiscal 2008 decreased by $31.3 million to $16.3 million, as compared to $47.6 million for the first nine months of fiscal 2007.

We used cash primarily for equipment to open new stores, for information technology software and equipment at our corporate offices and to upgrade existing stores. The decrease in net cash used of $31.3 million was primarily due to $24.4 million in less cash used for purchases of property and equipment – we opened only five new stores during the first nine months of fiscal 2008 as compared to the opening of 13 new stores during the comparable period of fiscal 2007.  There is also a reduced use of cash in the first nine months of fiscal 2008 of $6.9 million due to cash used during the comparable period of fiscal 2007 for the acquisition of a competing retail business.

New capitalized lease obligations for the acquisition of equipment for the first nine months of fiscal 2008 were $4.1 million as compared to $2.6 million for the comparable period of fiscal 2007. These amounts are excluded from purchases of property and equipment in the statements of cash flows.

Financing Activities.  Net cash provided by financing activities for the first nine months of fiscal 2008 decreased by $87.9 million to $64.9 million, as compared to $152.8 million in the first nine months of fiscal 2007.  Cash provided by financing activities is primarily the net borrowings needed under our credit facility and other sources to fund operating and investing activities. These borrowings for the first nine months of fiscal 2008 decreased approximately $88 million in correlation with the approximately $55 million decrease in cash used in operations and the approximately $31 million decrease in cash used in investing activities, as described above.

Credit Facility and Indebtedness

We have maintained a revolving credit facility with Bank of America, N.A. since 2001. Our credit facility provides us with the capital to fund the operations and growth of our business. Our revolving credit facility has a limit of $345.0 million, with an option to increase this limit up to $400 million subject to certain terms and conditions. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on our EBITDA, as defined in the credit agreement. Our obligations under the credit facility are secured by interests in substantially all of the Company’s assets. The credit facility matures on June 30, 2012.

In addition to the revolving credit facility, our credit facility includes a $20.0 million term loan (“Term Loan A”). Term Loan A matures on June 30, 2012 and bears interest at either (a) 1.25% over the higher of (i) Bank of America’s prime rate or (ii) the federal funds rate plus 0.5%, or (b) LIBOR plus 2.75%.

On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement. The amendment and restatement was effected in order to add an additional $40.0 million term loan (“Term Loan B”) to our secured credit facility to partially fund the acquisition of Overton’s.  Term Loan B provides for semi-annual prepayments, beginning with $2.5 million due December 31, 2008, that fully retire the loan on its maturity date of September 30, 2011.

We will not have the ability to exercise our option to increase the revolving credit facility up to $400 million while our $40.0 million Term Loan B is outstanding.

Outstanding borrowings under the credit facility, including Term Loan A and including letters of credit, were $315.5 and $316.2 as of November 1, 2008 and November 3, 2007, respectively.  The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. These advance rates are seasonal as well, increasing as we approach our hunting and holiday seasons and decreasing during non-peak periods. Based on eligible inventory and accounts receivable balances as of November 1, 2008 and February 2, 2008, our available borrowing capacity under the credit facility, after subtracting letters of credit, was $35.3 million and $22.3 million, respectively.

Financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of November 1, 2008.

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

In June 2008, Bank of America, N.A. adjusted our advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under our secured credit facility, on June 9, 2008, we entered into a $10 million term loan agreement with our two major shareholders. Amounts advanced under the agreement had an original maturity date of December 31, 2008, which was subsequently amended to March 31, 2009, bear interest at LIBOR plus 1%, and may be prepaid and re-borrowed without penalty until the maturity date.  The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under our credit facility. The lenders under the agreement are Gratco LLC, an affiliate of David C. Pratt, our chairman, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice-chairman, and Gerald A. Erickson, a director of our company.

Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings or access any needed capital, including the recent disruption in the financial and credit markets, declining real estate values, increasing foreclosures in the housing markets, rising unemployment, and decreased business and consumer confidence that have and may continue to adversely affect discretionary spending and the retail environment in the United States.

A summary of all of our short term and long term indebtedness is as follows:

	November 1,	February 2,
(in thousands)	2008	2008
Short Term
Borrowings under credit facility including Term Note A	$306,264	$246,013

Notes payable - related parties	$10,000	$—
Current portion of Term Note B	$5,000	$2,500
Current portion of capitalized lease obligations	4,793	2,512
Current portion of equipment notes payable	3,443	3,235
Current portion of deferred acquisition obligation	841	—
Total current maturities of long term debt	$14,077	$8,247

Long Term
Long term portion of Term Note B	$35,000	$37,500
Long term portion of capitalized lease obligations	10,154	11,702
Long term portion of equipment notes payable	10,882	13,492
Long term portion of deferred acquisition obligation	765	1,479
Total long term debt	$56,801	$64,173

Income Taxes / Net Operating Losses

Our effective income tax rate was 19.2% and (2.4)% for the third quarter of fiscal 2008 and third quarter of fiscal 2007, respectively. The change in the effective tax rate between periods is primarily the result of the change in pretax earnings compared to the change in state income taxes and deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the net deferred tax assets, excluding the deferred tax liabilities related to acquired indefinite lived intangible assets. As of November 1, 2008, we have federal and state net operating loss carryforwards of approximately $83.4 million expiring between 2016 and 2027.

Future Capital Requirements

During the next 12 months our focus will be to continue to grow the Direct segment and continue to improve the profitability of our Retail segment.

Our capital requirements and cash flows are critically dependent on the availability and day-to-day use of our credit facility with Bank of America. If sales and cash flows from operations do not meet anticipated levels, or, if there are disruptions in the credit markets which impact our credit facility, or if conditions in the retail environment cause Bank of America to lower advance rates further, we will need to seek additional debt or equity financing in the public or private markets.

We opened 13, 8 and 19 new stores in each of fiscal years 2007, 2006 and 2005, respectively, including one to three relocated/consolidated stores in each year. Our cash used in investing activities, for property and equipment purchases, was approximately $46 million, $28 million and $50 million in fiscal 2007, 2006 and 2005, respectively. Our estimated capital expenditures, including capital leases, for the full year of fiscal 2008 is approximately $24 million and is expected to be substantially less for fiscal

2009 as compared to fiscal 2008. We plan on opening only one new store in fiscal 2009.  The number of new stores we open beyond 2009 will depend on the success of our business in fiscal 2009 and beyond.

As of November 1, 2008, in addition to our outstanding balance on our revolving credit facility, we have other debt obligations maturing within one year, including a $10.0 million term loan agreement and $14.1 million in current maturities of long-term capitalized lease obligations and other term debt.  In December 2008, we extended the maturity date of the $10 million term loan agreement with our two major shareholders from December 31, 2008 to March 31, 2009. There were no material transaction costs associated with the extension.

Beginning with our acquisition of Overton’s, we have undertaken a significant step toward our strategy of providing multi-channel offerings to our customers. We expect we will continue to make expenditures in the next 12 months to further this important business objective and we may need to fund up to $2.0 million over the next 12 months for capital expenditures related to our Direct business.

In 2006, we began a significant effort to upgrade our merchandise and information systems that will provide enhanced efficiencies in buying, receiving, payables management and provide better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems.

We intend to satisfy our capital requirements in the next 12 months with cash flows from operations and funds available under our credit facility. However, if capital requirements for our business strategy change, or if sales and cash flows from operations do not meet anticipated levels, we may need to seek additional debt or equity financing in the public or private markets. Beyond fiscal 2008, we anticipate needing additional financing to grow our business. There is no assurance that we will be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all.  The current downturn in the economy as a whole has had a disproportionately negative impact on the retail environment.  The length and ultimate severity of this downturn are uncertain and may adversely impact our resuts of operations and ability to obtain financing.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of November 1, 2008, the minimum operating lease payments due within one year were $73.6 million. As of November 1, 2008, total minimum operating lease payments remaining over all of our operating leases were $773.9 million. These leases have an average remaining term of approximately ten years and typically provide us with several successive options to extend the term at our election. These obligation amounts include future minimum lease payments and exclude direct operating costs such as common area costs and real estate taxes.

Issued and outstanding letters of credit were $9.2 million and $8.7 million at November 1, 2008 and November 3, 2007, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $4.7 million and $5.7 million as of November 1, 2008 , 2008 and November 3, 2007, respectively.

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

Recent Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”)  FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our credit facility, Term Loans A and B and certain other term notes. This floating rate indebtedness was $356.0 million at November 1, 2008 and averaged $332.0 million during the third quarter of fiscal 2008. Our average interest rate for the third quarter of fiscal 2008 under our credit facility, including Term Loans A and B, was approximately 5.2% and was approximately 200 basis points lower than the same period last year due primarily to general interest rate reductions and reductions we obtained in the pricing structure relative to the revolving credit facility and term loan. If short-term floating interest rates on our average variable rate debt for the third quarter of fiscal 2008 had increased by 100 basis points, our interest expense would have increased by approximately $712,000, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding and cash equivalents balances.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Trademark Litigation—On July 2, 2004, we filed a complaint in the U.S. District Court for the District of Minnesota seeking declaratory relief that the contingent trademark licensing provision of a noncompetition agreement dated May 16, 1996, made between our predecessor and Cabela’s Incorporated, is invalid and unenforceable. Although the noncompetition provisions of the noncompetition agreement expired in June 2003, Cabela’s contended that a contingent trademark licensing provision of the noncompetition agreement required us to grant Cabela’s a license that would preclude our use of certain of our trademarks for direct marketing purposes.

On July 10, 2007, the U.S. District Court issued an order granting our motion for summary judgment, ruling that the contingent trademark licensing provision was unenforceable.  The order provides, in part, that we are free to use our trademarks in all respects including direct marketing to consumers.  Cabela’s appealed the ruling to the United States Court of Appeals, Eighth Circuit.

On August 27, 2008, a panel of the United States Court of Appeals, Eighth Circuit, unanimously upheld the earlier district court order granting Gander Mountain’s motion for summary judgment that the contingent trademark licensing provision is unenforceable.   The Eighth Circuit order, which is no longer subject to appeal, affirms our right to use our trademarks in all respects including direct marketing to consumers.

Termination of Overton’s Non-compete Agreement - We acquired Overton’s in December 2007. Pursuant to a non-compete agreement entered into by Overton’s as part of a previous transaction in 2002, Overton’s was restricted from selling hunting related products until March 2009. In November 2008, this non-compete agreement was terminated. As a result, there are no further restrictions on our ability to utilize the Overton brand in connection with the marketing and selling of hunting related products or the driving of consumer traffic to our retail stores.

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

ITEM 1A.  RISK FACTORS

Adverse conditions in the economy and geopolitical environment could have a negative impact on our growth and profitability.

Retailers are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The current world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, consequently, our business. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be adversely affected. If these economic and market conditions persist, spread or deteriorate further, it will have a negative impact on our business, financial condition and results of operations. Such conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition and results of operations.

Initiatives that we have undertaken to reduce costs may not be sufficient to offset the results of a prolonged or more severe downturn, and further cost reductions may be difficult or impossible to implement in the near term, due in part to certain fixed costs associated with some of our operations. Further, the cost-reduction initiatives undertaken to date could strain our operations.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our ability to borrow or raise capital.

Recent U.S. mortgage and other credit defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues that have continued, leading to liquidity disruption.  Moreover, many lenders have faced significant liquidity concerns and have faced dissolution or significantly restricted their lending.  If the global credit market does not improve or continues to deteriorate, our ability to borrow or raise funds may be impacted, which would materially adversely impact our results of operations and financial condition.

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

GANDER MOUNTAIN COMPANY

December 16, 2008	By:	/s/ David C. Pratt
David C. Pratt
Chief Executive Officer
(Principal Executive Officer)

December 16, 2008	By:	/s/ Robert J. Vold
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