Form 10-K
period 2009-01-31
GANDER MOUNTAIN CO
filed 2009-05-01
CIK 1277475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
JANUARY 31, 2009

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant was approximately $17,931,883 as of August 1, 2008, based upon the closing price of $2.94 on the Nasdaq Global Market as reported on August 1, 2008. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 25, 2009, the number of shares of common stock outstanding was 24,195,736.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's proxy statement for its 2009 annual meeting of shareholders to be held on or about June 15, 2009.

GANDER MOUNTAIN COMPANY
FORM 10-K
For the Fiscal Year Ended January 31, 2009
INDEX

        Gander Mountain®, Gander Mtn.®, Gander Mountain Guide Series®, We Live Outdoors®, our logos and the other trademarks, tradenames and service marks of Gander Mountain mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the "Risk Factors" section of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:

  •
  continued adverse conditions in the economy and geopolitical environment;

  •
  the effect of credit market conditions on our ability to borrow or raise capital, including under our existing credit facility;

  •
  the impact in the marketplace from the liquidation of product associated with store closings by competitors or other retailers;

  •
  the weather conditions in the markets we serve;

  •
  our ability to execute our current business strategy focusing on large-format stores;

  •
  our concentration of stores in the Great Lakes region of the United States and seasonal fluctuations in our business;

  •
  our ability to raise capital in the future;

  •
  our lack of familiarity with markets in which we may open future stores;

  •
  our ability to successfully expand into new product areas;

  •
  our ability to locate suitable sites for new stores;

  •
  delays in new store openings;

  •
  the development of our internet and catalog businesses, which are new businesses for us;

  •
  our ability to attract and retain management talent and store employees;

  •
  disruptions or natural disasters at our distribution facilities or that affect our information systems;

  •
  strain on our infrastructure, including increased demands on our information systems and distribution facilities resulting from our growth;

  •
  our ability to successfully implement changes to our information systems;

  •
  our ability to generate sales and control expenses in order to operate profitably;

  •
  changes in consumer preferences or consumer discretionary spending;

  •
  energy and fuel prices;

  •
  our ability to respond to increased competition;

  •
  the loss of key vendors or manufacturers, including foreign manufacturers of our owned-brand merchandise;

  •
  disruption or delays in shipments from domestic or foreign suppliers;

ii

  •
  changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms;

  •
  increased regulation of the sale of firearms and related products;

  •
  the impact of product liability claims, other litigation and government regulations; and

  •
  the interests of the members of the Pratt family, the Erickson family and their affiliates in our company and their ability to individually influence and collectively control matters approved by our shareholders.

        In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would," and similar expressions. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, referred to as the Commission, that advise interested parties of the risks and factors that may affect our business.

iii

PART I

ITEM 1.    BUSINESS

GENERAL

        Gander Mountain Company operates the nation's largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. As of January 31, 2009, we have expanded our store base to 118 conveniently located Gander Mountain outdoor lifestyle stores, including three outlet centers, providing approximately 6.6 million square feet of retail space in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We opened our newest store in March 2009, which we anticipate will be our only new store in fiscal 2009 as we focus on growing our direct marketing business and continuing to improve the profitability of our retail operations.

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

        In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 120,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet plus an outside selling area. Our large-format stores are generally located with convenient access to a major highway and have an open-style shopping environment characterized by wide aisles, open bar-joist ceilings and high-density racking. To further build upon our brand's reputation for high quality and exceptional value, we outfitted certain stores and our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements. The larger format enables us to offer more products and services to our customers. As of January 31, 2009, 73 of our 118 stores were in our large format.

        Our large-format stores offer other unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop and archery target lanes. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. We utilize outside selling areas adjacent to most of our large-format stores to display additional offerings of larger items such as kayaks, trailers, canoes, all-terrain vehicles (ATVs), 8' to 14' utility boats, often referred to as "jon-boats," and power boats.

        Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities.

        We began offering ATVs in fiscal 2004 and power boats in fiscal 2006, as well as maintenance and repairs for ATVs, power boats and other small engines. Beginning in fiscal 2007 and continuing through fiscal 2008, we began scaling back our market position and inventory levels in these product categories due to the lack of profitability and general economic concerns. We will exit the ATV and power-boat product categories and their related services before the end of fiscal 2009. All of our stores will continue to sell jon-boats as well as small outboard engines and trolling motors.

        The sales of outdoor lifestyle products and services through our 118 retail stores constitutes our Retail segment.

        On December 6, 2007, we acquired Overton's, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts. Overton's product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton's products are sold under two principal brands, Overton's and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three retail showrooms. Overton's is a wholly-owned subsidiary of Gander Mountain headquartered in Greenville, North Carolina. We acquired Overton's for its established position in the marine accessories business but also to provide us a platform from which to develop and grow the internet and catalog retail channels for the Gander Mountain product categories. We believe an effective multi-channel retail offering in our industry sector would include deriving between 25% to 40% of our total business from the internet and catalog channels.

        In August 2008, we launched a new internet and catalog operation under our Gander Mountain brand offering an initial assortment of the products available in our retail stores. We intend to expand our product assortment and continue to grow this component of our direct business as we seek to build market share in an internet and catalog market. Together, the Overton's business and our catalog and internet offerings under the Gander Mountain brand comprise our Direct segment.

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

        We maintain a corporate website at www.GanderMountain.com. The information contained on and connected to our website is not incorporated into this report. On our website, you can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the Commission, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Commission. You can request free copies of these reports on our website or by calling investor relations at 651-325-4600. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

FISCAL 2008 HIGHLIGHTS

  •
  We substantially improved the financial performance of our Retail segment operations, producing income from operations of $6.1 million in fiscal 2008, an increase of $16.8 million as compared to the loss from operations of ($10.8) million in fiscal 2007. The fiscal 2008 results include a $6.5 million non-cash charge for goodwill impairment in our Retail segment.

  •
  We substantially improved cash generation, with cash provided by operating activities increasing to $59 million in fiscal 2008 from ($30) million of cash used by operating activities in fiscal 2007. This allowed us to reduce total debt by $38 million.

  •
  We opened five new stores, including three relocations/consolidations, expanding our industry-leading retail network to a total of 118 stores offering approximately 6.6 million square feet of retail space in 23 states. We also opened three retail outlet centers to more effectively manage clearance of apparel inventories.

  •
  We made significant strides toward our goal of becoming an effective multi-channel retailer as we absorbed the Overton's business and utilized the know-how, experience and assets of Overton's to launch the Gander Mountain branded internet and catalog business. This development also marked the return of a Gander Mountain catalog, first published in 1960, as we distributed 2 million new catalogs to our marketplace.

  •
  We have benefited from the experience and leadership of our chairman David Pratt, who assumed the additional role of interim chief executive officer in September 2008 and continues in that role today. We are also benefiting from the brand-building and consumer marketing experience brought to us by the addition of Michael Owens, our new chief operating officer, who joined us in January 2009 following a 27 year career at Anheuser-Busch.

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

        Overton's traces its roots to 1970 when Parker Overton began buying water skis directly from manufacturers and reselling them from his father's Greenville, NC grocery store. Overton's Inc. was soon formed and the company began a catalog marketing effort promoting water skis, mailing its first color catalog in 1978. By 1989, Overton's was recognized as a leader in water sports, with sales reaching $25 million, and the company earning a reputation for superior service, good value and quality products. During the 1990s, Overton's continued to grow catalog circulation and sales and added significant distribution capacity. In 1996, the company launched an internet website (www.Overtons.com) and continued to grow sales through this new marketing channel. In 2004, Overton's acquired Consumers Marine Electronics to expand its product offering.

OUR GROWTH STRATEGY

        Our long-term strategic objectives are to:

  •
  Develop an effective multi-channel offering to our customers by growing our Gander Mountain and Overton's Direct marketing business through expanded product offerings, additional catalogs and enhanced customer service;

  •
  Grow retail stores' revenues and build upon the Gander Mountain brand by executing strategies centered upon increasing customer traffic, focusing on well-defined customer segments and deploying targeted, value-added merchandising and marketing tactics;

  •
  Offer our customers the best combination of a broad assortment of products and services, convenience and value in the outdoor lifestyle sector, including new products that meet the needs of our customer segments; and

  •
  Continue to improve our profitability by leveraging our increasing scale to improve margins and by controlling expenses.

Expand and Leverage Our Direct-to-Consumer Marketing Channel and its Synergies with our Retail Network in Developing an Effective Multi-Channel Retail Offering

        The acquisition of Overton's in fiscal 2007 provided us with an immediate platform to develop, expand and capitalize on the market opportunity present in the outdoor lifestyle business by reaching existing and new consumers through catalog and internet. We made significant strides in fiscal 2008 toward our goal of becoming an effective multi-channel retailer as we absorbed the Overton's business and utilized the know-how, experience and assets of Overton's to launch the Gander Mountain branded internet and catalog business.

        The Gander Mountain catalog and web site capabilities are focused on hunting, fishing, camping, apparel and footwear and other related outdoor categories. We also developed and began an initiative to integrate an expanded Overton's catalog, as well as a new Gander Mountain catalog, into our retail network of 118 stores. In fiscal 2008, we distributed 2 million Gander Mountain catalogs into our marketplace that drove initial revenues and began the development of a new marketing channel for Gander Mountain. While the Gander Mountain product assortment continues to grow, this component of our direct business will provide us future growth as we seek to build market share in an internet and catalog market.

        Together, the Overton's business and our internet and catalog offerings under the Gander Mountain brand comprise our Direct segment. From the combined Overton's and Gander Mountain Direct initiatives, we expect to develop and utilize customer databases that will provide more insight into consumers' merchandise preferences and provide us the ability to increase sales. We believe the combination of expanded catalog reach and new direct marketing capabilities can be a significant driver of the growth of our brands and serve as an important marketing tool for our retail business. We will develop, expand and refine our internet and catalog selling capabilities in order to offer current and potential customers more shopping opportunities. Other strategies will be developed over time to cross-merchandise Gander Mountain products and Overton's products to each company's existing customer base.

Improve Sales, Productivity and Profitability of Our Retail Stores

        We are increasing our efforts to develop merchandising and marketing tactics that are targeted to specific types of customer segments. We believe profitability can be improved by tailoring our merchandising strategies and marketing focus toward meeting a higher level of customer demand through product offering, store services and customer interactions. This focus we believe will improve our sales per square foot in our retail stores, strengthen the Gander Mountain brand name and increase profitability.

        Other initiatives we continue to work on, with the end-goal of increasing profitability, include

  •
  delivering integrated and balanced advertising in a more consistent manner throughout the year in an effort to increase customer traffic,

  •
  improving how we display our merchandise so our stores are easier to shop,

  •
  continuing to increase product margins through improvement in assortment planning, buying, product selection, pricing and meeting demand for new products,

  •
  improving our supply chain to improve inventory turnover and reduce inventory per store, and

  •
  continuing to manage costs in both stores and our corporate headquarters by leveraging our increasing scale.

        We also are continuing initiatives that we began in earlier periods that remain a part of our strategy to enhance profitability, increase customer satisfaction, and customer loyalty, such as:

  •
  Gander Gunsmith Certified Program and Gander Gun Owners Club—In late 2007, we launched programs intended to provide additional value and benefits to our firearms customers and capitalize on our industry leading staff of certified gunsmiths. Under this program, we extend the manufacturer's standard warranty on firearms for an additional year providing complete coverage for parts and labor, our gunsmiths inspect every used gun we sell, and we provide a free gun cleaning and safety inspection, membership in the Gander Gun Owners Club, trade-in benefits and other incentives. The confidence that our customers can derive from this program cannot be matched by our competitors and is reflected in our slogan—"Gander Gunsmith Certified—Every Gun, Every Day." Through the Gander Gun Owners Club, we provide additional special benefits and incentives for members and build a database of some of our best customers.

  •
  Apparel—Over the past year we have embarked on a significant redesign and upgrade of our men's and women's apparel offerings. We have expanded our offerings in certain categories, including denim, work wear and logo wear. We have also designed our product sets around a five-season concept that we believe will enable us to cycle more quickly through apparel inventory and offer new products in our stores more often throughout the year.

  •
  Footwear—We are also continuing to expand our successful footwear program through our retail network. This initiative includes expanded assortments of action footwear and cross-trainers, as well as an expanded assortments of women's and youth models.

  •
  Fieldwear—We are implementing several merchandising initiatives to drive increased sales of fieldwear. We are also reconfiguring the layout of our fieldwear section to increase our space allocation and improve navigation. Importantly, we are staffing our fieldwear section with associates from our hunting department, rather than the apparel department. These hunting associates bring added knowledge and personal field experience to enhance the sales process.

        We measure performance using key operating statistics such as comparable store sales; sales per square foot; gross margin percentage; and store operating expenses, with a focus on labor costs, as a percentage of sales. Store operating contribution, which is calculated by deducting a store's operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis. In addition, selling, general and administrative expenses are monitored in absolute amounts, as well as on a percentage-of-sales basis.

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

        Offer Convenient Locations.    With an expanded network of 118 retail stores we provide our customers more convenient shopping opportunities closer to where they live, work or enjoy their recreational activities than certain of our larger competitors who specialize in building a more limited number of large destination retail stores.

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

        We are the largest employer of professional gunsmiths in the country, with gunsmiths in almost all of our stores and a larger central gunsmith facility in our Kenosha, Wis. store to provide advanced services. We have archery technicians in every store to provide customization and repair services for archery enthusiasts, and we have archery shooting lanes in our large-format stores. We also offer fishing reel line winding, hunting and fishing license sales and other value-added technical support services. We continually assess opportunities to add complementary services desired by our customers.

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

        Leverage Our Increasing Scale.    We are focused on increasing our store operating margins and profitability through improved purchasing leverage as we grow and develop stronger relationships with our vendors. We believe the expansion of our direct marketing efforts through the internet and catalogs will further enhance our scale and provide additional opportunities to improve profitability.

        In light of the unprecedented economic conditions challenging the economy and retail consumers in particular, we have decided it is prudent to curtail new store development. Accordingly, we plan to open only one new store in fiscal 2009 which we opened in March 2009. Early in fiscal 2009, our sector has witnessed the bankruptcy filing of a significant competitor. In a limited number of those markets we expect to capture increased market share. The outdoor lifestyle market is an underserved market that is beginning to experience consolidation. We believe Gander Mountain is in a position to further increase our share of the market in the short term through our retail stores as well as in the future through expansion, when economic conditions are more favorable.

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

Product Offerings

        Since the acquisition of Overton's, we have two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 118 retail stores, including 3 outlet centers, located in 23 states. The Direct segment is the internet and catalog operations of Overton's, offering primarily boating and watersports accessory products, as well as the new internet and catalog operations under our Gander Mountain brand that launched in August 2008. The Gander Mountain direct brand offers an assortment of some the products available in our retail stores. While the Gander Mountain product assortment continues to grow, this component of our direct business will provide us future growth as we seek to build market share in an internet and catalog market. Together, the Overton's and Gander Mountain brands comprise our Direct segment.

        We offer a broad and deep assortment of equipment, apparel, footwear, related accessories and consumable supplies to meet the outdoor activity needs of our customers. The extensive breadth and depth of our product offerings allow us to carry a full range of merchandise at price points within each category to appeal to customers ranging from the beginner to the expert.

        Another important element of our merchandise strategy is anticipating new merchandise trends and consumer preferences and attempting to be the first to market with new products. Our goal is to capitalize on new merchandise trends early in their product life cycles. We are able to do this by frequent communications between our customers, store associates buyers and vendors.

        The following table shows our sales during the past three fiscal years by product category:

Category(1)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Hunting	43.1%	43.0%	45.1%
Fishing and Marine(2)	21.6%	16.0%	14.6%
Camping, Paddlesports and Backyard Equipment	6.7%	7.2%	7.7%
Apparel and Footwear	21.4%	24.0%	25.1%
Powersports	5.0%	6.8%	4.3%
Other	1.3%	1.8%	2.3%
Parts and services	0.9%	1.2%	0.9%

Total	100.0%	100.0%	100.0%

    (1)
    Certain reclassifications to categories have been made. All years are stated on a comparable basis.

    (2)
    Overton's sales, but not Gander Mountain's direct business sales, for fiscal 2008 and for two months of fiscal 2007 have been included in the Fishing and Marine category. Gander Mountain's direct business sales have been included in their respective product categories.

See Note 20 to the consolidated financial statements contained in Item 8 for financial information with respect to our business segments.

        Hunting.    Hunting is our largest merchandise category, representing approximately 43% of our sales during fiscal 2008. Our hunting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and sport shooting. Gunsmith services and archery technicians support our hunting assortments to service the complete needs of the hunter.

        Our hunting assortment includes a wide variety of firearms, including rifles, shotguns, handguns, air guns and black powder muzzle loaders. We also buy and sell used firearms. In addition to firearms, we carry a wide selection of products in the ammunition, hunting equipment, optics, dog training, archery and food plots/feeding categories.

        Fishing and Marine Accessories.    Fishing and marine accessories represented approximately 22% of our sales during fiscal 2008 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating, as well as the sales of our Overton's direct marketing business. Our broad assortment appeals to the beginning angler and the weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in the tackle supplies, electronics, fly-fishing, ice-fishing and marine accessories categories. We also provide fishing line winding services in all of our stores and live bait in most of our large-format stores.

        Our marine accessory assortment includes products for boat care and maintenance, as well as safety equipment and products for fun on the water, such as wake boards and tubes. Our acquisition of Overton's allowed us to expand our marine product line including specialty water sports and accessories, marine apparel, electronics, boat covers and boat seats.

        Camping, Paddlesports and Backyard Equipment.    Camping, paddlesports and backyard equipment represented approximately 7% of our sales during fiscal 2008. Our camping assortment primarily focuses on family camping and the weekend hiker, and includes the camping, paddlesports, backyard cooking and entertainment, and food processing product categories.

        Apparel and Footwear.    Our apparel and footwear product categories include both technical gear and lifestyle apparel for the active outdoor enthusiast. Apparel and footwear represented approximately 21% of our sales during fiscal 2008, and our assortments in these categories include fieldwear, sportswear, work wear and marine wear.

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

        Power Sports.    Certain of our large-format stores carry an assortment of ATVs and ATV accessories, power-boats and a small number of power tools. In addition to selling ATVs , we also sell ATV accessories. We offer utility boats, kayaks, canoes and small boat motors. Our power sports category represented approximately 5% of our sales during fiscal 2008. We will exit the ATV and power-boat product categories and their related services before the end of fiscal 2009. We intend to continue selling ATV accessories. In addition, all of our stores will continue to sell, as they have always, 8' to 14' utility boats, often referred to as "jon-boats," as well as small outboard engines and trolling motors.

        Other.    Products in this category include cabin and ranch décor items, gifts, books, videos and food.

Branding Strategy

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

        Another important element of our branding strategy is the development of strong owned brands, primarily Gander Mountain and Three Forks Ranch, by leveraging the strength of our brand image to create our own line of high-quality products. Our owned-brand strategy is designed to augment our assortment of nationally and regionally branded merchandise with our owned-brand products in select merchandise categories. While the majority of owned-brand products are in the apparel category, we offer an expanding assortment of owned-brand equipment.

        Our Gander Mountain products are designed and priced to offer our customers the quality characteristics of many of our branded products at a price that reflects exceptional value. We believe that by offering a high-quality, competitively priced owned brand, we create an even more compelling value proposition for our customers. Our Three Forks Ranch line of products is comprised of premium apparel and hunting and fishing equipment. Our owned-brand products are sourced from a diversified group of established vendors. Owned-brand products accounted for approximately 13% of our total sales in fiscal 2008 and in fiscal 2007.

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

Store Design and Visual Merchandising

        We design our large-format, open-style stores to create an exciting shopping environment and to highlight our extensive product assortments. We use our store design and layout to emphasize our positioning as a value-oriented outdoor lifestyle retailer. We use a variety of display fixtures, in-aisle merchandise displays, tables and end-caps to create a functional design that enables us to expand and adjust the size of our merchandise offerings by season and market. To further build upon our brand's reputation for high quality and exceptional value, we have outfitted certain stores and all of our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements.

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

        We purchase merchandise from approximately 2,200 active vendors. We have no long-term purchase commitments, and no single vendor represented more than 4% of our purchases during fiscal 2008 or fiscal 2007.

        Our Retail segment operates a distribution center of 427,000 square feet in two buildings to which vendors ship approximately 75% of our merchandise. Approximately 25% is shipped directly to our stores.

        Our Direct segment operates a fulfillment and distribution center in Greenville, North Carolina, with capacity of approximately 439,000 square feet for its internet and catalog marketing business. This business distributes substantially all of its products direct to consumers. The Direct segment also maintains a call center operation that is seasonally staffed with 60 to 150 employees. Calls are answered 24 hours/365 days per year and forecasted and monitored on an hourly basis to maximize agent utilization and service levels.

        We believe that we will be able to service our existing stores from our distribution center for the foreseeable future. We have analyzed our future distribution requirements. We believe we will need to expand our distribution capabilities in two to three years depending on our business success, the number of additional new stores we build in the future and the growth of our internet and catalog business.

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

        We have historically used a combination of radio, print, television, and outdoor advertising to communicate our message. Print advertising will support store openings and other events, using a combination of newspapers and direct mail appropriate to our markets. We also utilize television advertisements, event marketing and grassroots marketing through support of community organizations. For fiscal 2009, we plan on a balanced approach to advertising utilizing the mediums mentioned above, but in a more consistent manner throughout the year.

        A significant element of our local and grassroots marketing effort is our use of the Gander Mountain Lodge. The Lodge is a designated space in nearly all our stores that serves as a meeting place for local outdoor groups. Our store management schedules presentations and training seminars in conjunction with natural resource organizations, including local chapters of Ducks Unlimited, Pheasants Forever, Muskies, Inc. and boy and girl scout troops. The Lodge is also used for firearms training and youth certification, making us one of the largest providers of hunter safety training in the country.

        Our Direct segment uses the internet and catalogs as marketing tools to generate sales. Orders are received via the internet, telephone and by mail. The Direct segment produces and distributes over 17 million catalogs annually in multiple editions throughout the year, including 2 million Gander Mountain brand catalogs in fiscal 2008. The Direct business employs a variety of marketing tools, including its proprietary customer database, internet marketing arrangements, email marketing and direct mail.

RETAIL STORES AND MARKETS

Store Locations

        The following table lists the location by state of our 118 stores, including three outlet centers, open as of January 31, 2009:

States and Number of Stores
Northern Markets		Southern Markets
Colorado	2	Alabama	1
Illinois	4	Arkansas	1
Indiana	6	Florida	5
Iowa	2	Kansas	1
Maryland	1	Kentucky	2
Michigan	14	Mississippi	1
Minnesota	13	North Carolina	3
New York	9	Tennessee	2
North Dakota	1	Texas	11
Ohio	9	Virginia	4
Pennsylvania	11	West Virginia	1
Wisconsin	14

	86		32

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

        Generally, we seek to locate our new stores in retail areas with major discount retailers, such as Wal-Mart or Target, or other specialty retailers, such as The Home Depot or Best Buy. Our market and site selection decision-making process is ultimately based on the projected economics of the new store.

        Our ability to adapt our store format gives us flexibility to utilize both recycled, or second-use, facilities and build-to-suit opportunities as the market dictates. We have the flexibility to adapt our store model from 30,000 square feet up to 120,000 square feet. We are now building our large-format stores primarily at 60,000 to 65,000 square feet. We believe that there is ample availability of recycled real estate at reasonable occupancy costs to accommodate future growth. We believe that our flexible real estate strategy will assist us in meeting our expansion objectives and operating with reasonable occupancy costs.

        In light of the unprecedented economic conditions challenging the economy and retail consumers in particular, we have decided it is prudent to curtail new store development. Accordingly, we plan to open only one new store in fiscal 2009 which we opened in March 2009.

        Historically, our expansion strategy has been to open stores in both new and existing markets. In our existing markets, we have added stores to further penetrate certain market areas. In certain situations, opening new stores in existing markets will negatively impact comparable store sales for a period of time. However, by clustering our stores, we seek to gain additional market share and take advantage of economies of scale in advertising, promotion, distribution and management supervisory costs. In new markets, we have expanded in geographically contiguous areas in order to build on our experience in the same or nearby regions.

INFORMATION SYSTEMS

        Over the past several years, we have made significant investments in our infrastructure, including our information systems, distribution capabilities and management ranks, to support our growth. We use enterprise-wide merchandise and financial systems that we believe are scalable. In fiscal 2008 and fiscal 2007, we continued to upgrade our merchandise and information systems, providing enhanced efficiencies in buying, receiving, and payables management and providing better and more detailed operating information for decision making and continued supply chain improvement. We expect to continue to evaluate, modify and update our information systems over the next several years.

SEASONALITY

        Our business is subject to seasonal fluctuations. We generated 57% of our annual sales in the third and fourth quarters of fiscal 2008 and approximately 60% of our annual sales in those same quarters of fiscal 2007. The third and fourth quarters are primarily associated with the fall hunting seasons and the holiday season. In addition, we typically have opened a greater number of new stores during the second half of the year, which further increases the percentage of our sales generated in the third and fourth fiscal quarters. We also incur significant additional expenses in the third and fourth fiscal quarters due to higher volume and increased staffing in our stores.

        We reduced the seasonality of our Retail business by opening new stores in the south and southeast. As of the end of fiscal 2008, we have increased our number of stores located outside our traditional northern markets to 32 stores. Customers in these markets enjoy longer seasons for outdoor activities.

        The recently acquired Overton's business is also subject to seasonal fluctuations, with its highest sales activity normally occurring during the first and second quarters of our fiscal year, which is the primary season for boating, marine and watersports related products. Historically, Overton's has generated approximately 65% to 70% of its sales during the first half of our fiscal year and approximately 50% during the second quarter of our fiscal year. Our acquisition of Overton's has increased our sales in the first half of our fiscal year and accounts for the shift in the percentage of sales in the third and fourth quarters over the last two fiscal years from 60% to 57%.

        Unseasonable weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers' demand for our products, and therefore our sales, can be significantly impacted by weather patterns.

EMPLOYEES

        As of January 31, 2009, we had 5,605 associates, approximately 2,325 of whom were employed by us on a full-time basis. We also employ additional associates during peak selling periods. We consider our relationships with our associates to be good. None of our associates are covered by a collective bargaining agreement.

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

  •
  discount chains and mass merchants, such as Wal-Mart and Kmart; and

  •
  marinas and marine supply stores, such as Boater's World and West Marine chains

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

        Marinas and Marine Supply Stores.    There are national chains that sell marine accessories and supplies. These products can also be found in a wide range of other retail outlets, including marine dealers, marina shops, boat service and repair shops, sporting goods suppliers and mass merchants. In early fiscal 2009, a significant competitor in this category filed for bankruptcy. In certain markets we expect to capture some of that market share.

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

        We must comply with federal, state and local laws and regulations, including the National Firearms Act and the federal Gun Control Act, which require us, among other things, to maintain federal firearms licenses for our locations and perform a pre-transfer background check in connection with all firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System, or NICS, or a comparable state government-managed system that relies on NICS and any additional information collected by the state, a state point of contact or POC. The federal categories of prohibited purchasers are the prevailing minimum for all states. States (and, in some cases, local governments) on occasion enact laws that further restrict permissible purchasers of firearms. These background check systems confirm either that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on BATFE Form 4473 and retain this form in our records for 20 years for auditing purposes for each approved, denied or delayed transfer.

        We are also subject to numerous other federal, state and local laws and regulations regarding firearm sale procedures, record keeping, inspection and reporting, including adhering to minimum age restrictions regarding the purchase or possession of firearms or ammunition, residency requirements, applicable waiting periods, importation regulations, and regulations pertaining to the shipment and transportation of firearms. The Protection of Lawful Commerce in Arms Act, which became effective in October 2005, prohibits civil liability actions from being brought or continued against manufacturers, distributors, dealers or importers of firearms or ammunition for damages, injunctions or other relief resulting from the misuse of their products by others. The legislation does not preclude traditional product liability actions. From time to time, federal, state or local governments consider proposed bills relating to the sale of firearms, such as laws that confirm or support an individual's right to possess a firearm or laws that would further restrict or prohibit certain firearm sales.

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

EXECUTIVE OFFICERS

        The following table sets forth the name, age and positions of each of our executive officers as of April 1, 2009.

Name	Age	Position
David C. Pratt	64	Chairman of the Board and Interim Chief Executive Officer
Michael J. Owens	54	Executive Vice President and Chief Operating Officer
Eric R. Jacobsen	53	Executive Vice President, General Counsel and Secretary
Casey Ramm	49	Senior Vice President, Merchandising
Steve Uline	53	Senior Vice President, Marketing
Mark A. Bussard	44	Senior Vice President, Retail Sales
Kerry D. Graskewicz	44	Senior Vice President, Inventory Management
Robert J. Vold	50	Senior Vice President, Chief Financial Officer and Treasurer

        David C. Pratt has been serving as our chairman since December 2006 and interim chief executive officer since September 2008. He is the former chairman, president and chief executive officer of United Industries, which he founded in 1969. He also is president of Rex Realty, DCP Investments, Inc., Three Forks Ranch Corp., Three Forks Aviation, Inc. and Three Forks Lodge, Inc. Mr. Pratt is also a minority owner of the St. Louis Cardinals major league baseball team.

        Michael J. Owens joined the company in January 2009 as executive vice president and chief operating officer. Prior to joining the company, Mr. Owens worked at Anheuser-Busch for 27 years. He served as vice president of business operations from July 2007 through November 2008, as vice president of sales and marketing from July 2005 through May 2007, and as vice president of sales and wholesaler operations from 2001 through June 2005.

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

        Lawrence ("Casey") Ramm was promoted to senior vice president of merchandising in January 2009. He began his career with Gander Mountain in 2004 in store operations. He was promoted to regional vice president of store operations in June 2006, and appointed senior vice president of marketing in April 2008. Mr. Ramm has over 20 years of experience in retail in the areas of operations, marketing and merchandising. Prior to joining Gander Mountain, he most recently served as vice president of marketing for Academy Sports + Outdoors from 2001 to 2004.

        Steve Uline joined Gander Mountain in January 2009 as senior vice president of marketing. Prior to joining Gander Mountain, he served for 24 years in positions of increasing responsibility for Anheuser-Busch, where he distinguished himself in the company's marketing group. Mr. Uline served as Anheuser-Busch's vice president of geographic marketing, field media and special event marketing from January 2005 to December 2008. He was responsible for local marketing in the company's largest beer markets and was involved in national marketing efforts. Prior to that, he directed the company's sports marketing from March 1998 to January 2005.

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

        Kerry D. Graskewicz joined Gander Mountain in October 2005 as vice president, merchandise planning and replenishment. He was appointed senior vice president, inventory management in February 2008. From 2003 to 2005 he held various positions at Organized Living, most recently serving as vice president of merchandise planning/allocation/space. Between 1992 and 2002, he progressed through several roles at Bath and Body Works, the last of which was vice president of merchandise planning/inventory management. He began his career at May Department stores and has also held positions at Victoria's Secret in merchandise planning and at Venture Stores in inventory management.

        Robert J. Vold was named senior vice president, chief financial officer and treasurer in January 2007. He joined Gander Mountain in October 2005 as vice president, finance. Mr. Vold previously spent 17 years in positions of increasing responsibility in finance at Norstan, Inc., including chief financial officer. He began his career with Arthur Andersen LLP.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Adverse conditions in the economy and geopolitical environment could have a negative impact on our growth and profitability.

        Retailers are particularly sensitive to adverse global economic and business conditions, especially to the extent they result in a loss of consumer confidence and decreases in consumer spending. The current world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, consequently, our business. In general, our sales result from discretionary spending by our customers, and discretionary spending is particularly vulnerable to declines in disposable income and actual or perceived unfavorable economic conditions.

        The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be adversely affected. If these economic and market conditions persist, spread or deteriorate further, it may have a negative impact on our business, financial condition and results of operations. Such conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition and results of operations.

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

        The majority of our stores are located in the Great Lakes region of the United States. Our growth has resulted in other regional concentrations over time, such as in Texas and Florida. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in any concentrated region may also affect our sales. If a concentrated region were to suffer an economic downturn or other adverse event, our operating results could suffer.

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

        We experience substantial seasonal fluctuations in our sales and operating results. We generated approximately 57% of our net sales in our third and fourth quarters of fiscal 2008, which include the peak hunting and holiday seasons. We incur significant additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, significantly lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline significantly. Due to our significant seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels, and general business conditions, is potentially greater if any such risks occur during our peak sales seasons.

The continued growth and operation of our business is dependent upon the availability of adequate capital, which could be adversely impacted by current credit market conditions.

        The continued growth and operation of our business depends on the availability of adequate capital, which in turn depends in large part on cash flow generated by our business and the availability of equity and debt financing. We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under the credit facility. The actual availability of funds under our credit facility is limited to specified percentages of our eligible inventory and accounts receivable. The value of our eligible inventory is subject to periodic adjustment based on independent valuations performed on behalf of the banks. Any downward adjustment in the value of our inventory resulting from an independent valuation, whether based on an assessment of the nature and quality of our inventory or a perceived increase in the difficulty of selling collateral under current economic conditions, would adversely affect our availability. Moreover, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our credit facility. As a result, we cannot assure you that we will be able to finance any future expansion plans.

        In addition, recent U.S. mortgage and other credit defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues that have continued, leading to liquidity disruption. Moreover, many lenders have faced significant liquidity concerns and have faced dissolution or significantly restricted their lending. If the global credit market does not improve or continues to deteriorate, our ability to borrow or raise funds may be impacted, which would materially adversely impact our results of operations and financial condition.

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

        Pursuant to our growth strategy, we have opened stores in new markets. In these new markets, we may have less familiarity with local customer preferences, difficulties in attracting customers due to a reduced level of customer familiarity with our brand, difficulties in hiring a sufficient number of qualified store associates and other challenges. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure you that we will be successful in operating our stores in new markets on a profitable basis.

Our expansion strategy includes further penetration of our existing markets, which could cause sales at our existing stores to decline.

        Pursuant to our expansion strategy, we have opened additional stores in our existing markets. Because our new, larger stores typically draw customers from a greater area, a new store may draw customers away from any existing stores in the general service area and may cause sales performance and customer counts at those existing stores to decline, which may adversely affect our overall operating results.

We are expanding into new product areas with which we have limited experience and which may not be profitable for us.

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

        We rely on a single distribution center in Lebanon, Indiana for our retail business, and a single fulfillment center in Greenville, North Carolina for our internet and catalog business. Any natural disaster or other serious disruption at either facility due to fire, tornado, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution center or fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our operating results.

Our planned growth may strain our business infrastructure, which could adversely affect our operations and financial condition.

        Over time, we expect to again expand the size of our retail store network. As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems could have a material adverse effect on our operating results. In addition, the retention of additional personnel and the implementation of changes and enhancements to our systems will require capital expenditures and other increased costs that could also have a material adverse impact on our operating results.

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

        Through much of our history, we have experienced net losses and negative cash flow from operations. As of January 31, 2009, we had an accumulated deficit of $99.0 million. Historically, we have increased our expenses significantly to expand our store base. We may not generate sufficient revenue to offset these expenditures and may incur losses that we would not incur if we developed our business more slowly. If our revenue grows more slowly than we anticipate, or if our cost of goods sold or operating expenses exceed our expectations, our operating results would be harmed.

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

        Any failure that causes an interruption in our systems processing could disrupt our operations and result in reduced sales. We have centralized the majority of our computer systems of the Retail segment in our corporate office. It is possible that an event or disaster at our corporate office could materially and adversely affect the performance of our company and the ability of each of our stores to operate efficiently.

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

        Internet sales through our Direct segment are subject to numerous risks that could result in lower revenue, increase our costs or otherwise adversely affect our business, including:

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

        There is no assurance that our internet operations will achieve sales and profitable growth.

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

        We may incur damages due to lawsuits relating to equipment that we sell. We may also be subject to lawsuits relating to the design, manufacture or sale of our owned-brand products. In addition, we sell and service rifles, shotguns and handguns, along with archery equipment, which are products that are associated with an increased risk of injury and death. We may incur damages due to lawsuits relating to the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearm manufacturers and retailers relating to the misuse of firearms. We may be subject to lawsuits relating to our performance of background checks on firearms purchasers as mandated by state and federal law. We also have sold boats and ATVs, which are motorized vehicles designed for off-road use. Lawsuits relating to these products could result in substantial liability, which would adversely affect our business and financial condition. There is a risk that claims or liabilities relating to products we sell will exceed our insurance coverage and we may be unable to retain adequate liability insurance in the future. In addition, the commencement of lawsuits against us relating to our sale of outdoor equipment or firearms could cause us to reduce our sales of those products.

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

        Conflicts of interest may arise as a result of the significant ownership interests in us by the Pratt family, the Erickson family and their affiliates. David C. Pratt is the chairman of our board of directors and interim chief executive officer, and two members of our board of directors are members of the Erickson family, including Ronald Erickson, our vice chairman. We may face unavoidable conflicts of interest when our board of directors faces decisions that affect both us and either Pratt family or Erickson family interests.

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

Certain provisions of Minnesota law may make a takeover of our company more difficult, depriving shareholders of opportunities to sell shares at above- market prices.

        Certain provisions of Minnesota law may have the effect of discouraging attempts to acquire us without the approval of our board of directors. Section 302A.671 of the Minnesota statutes, with certain exceptions, requires approval of any acquisition of the beneficial ownership of 20%, 33.33% and 50% or more of our voting stock then outstanding by a majority vote of our shareholders prior to its consummation. In general, shares acquired in the absence of such approval are denied voting rights and are redeemable by us at their then-fair market value within 30 days after the acquiring person failed to give a timely information statement to us or the date the shareholders voted not to grant voting rights to the acquiring person's shares. Section 302A.673 of the Minnesota statutes generally prohibits any business combination by us, or any of our subsidiaries, with an interested shareholder, which includes any shareholder that purchases 10% or more of our voting shares within four years following such interested shareholder's share acquisition date, unless the business combination is approved by a committee of all of the disinterested members of our board of directors before the interested shareholder's share acquisition date. Consequently, our common shareholders may lose opportunities to sell their stock for a price in excess of the prevailing market price due to these protective measures.

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

  •
  departures of key personnel.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Saint Paul, Minnesota where we lease approximately 75,000 square feet. The initial term of this lease expires March 31, 2020, and is subject to two renewal options of five years each. Renewal rent is to be established at the then-current market rate. This lease also provides us with expansion options.

        We currently lease 427,000 square feet in two buildings for our Retail segment distribution center in Lebanon, Indiana. The first building is approximately 225,000 square feet with an initial lease term that expires in 2011 and is subject to multiple five-year renewal options and rent escalation provisions. The second building is approximately 202,000 square feet with an initial lease term that expires in 2010 and is subject to multiple one-year renewal options and rent escalation provisions.

        We lease all of our 118 stores, including three outlet centers, which are in various locations in Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Our Bemidji, Minn., store is leased from Holiday Stationstores, Inc., a company controlled by the Erickson family. Our stores are generally leased for 10 to 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions.

        Overton's leases 439,000 square feet in two buildings in Greenville, North Carolina that functions as the fulfillment and distribution center for our direct-to-consumer marketing business. Overton's also leases 46,000 square feet of office space.

ITEM 3.    LEGAL PROCEEDINGS

        Various claims, lawsuits or other proceedings arising in the normal course of business may be pending against us from time to time. The subject matter of these proceedings typically relate to commercial disputes, employment issues, product liability and other matters. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our common stock are traded on the Nasdaq Global Market under the symbol "GMTN." Our common stock began trading on April 21, 2004. The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for the periods indicated:

	High	Low
Fiscal 2008:
First quarter	$6.95	$4.33
Second quarter	$5.15	$2.69
Third quarter	$3.93	$1.40
Fourth quarter	$2.75	$0.97
Fiscal 2007:
First quarter	$13.78	$9.36
Second quarter	$16.00	$9.49
Third quarter	$11.19	$4.95
Fourth quarter	$5.83	$4.00

        On April 15, 2009, the last reported sale price for shares of our common stock on the Nasdaq Global Market was $3.37 per share.

Holders

        There were 93 holders of record of our common stock as of April 15, 2009.

Issuer Purchases of Equity Securities

        We did not make any purchases of our equity securities during the fourth quarter of fiscal 2008.

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

Sales of Unregistered Securities

        We did not sell any unregistered equity securities during the fourth quarter of fiscal 2008.

Company Stock Performance

        The following graph compares the quarterly change in the cumulative total shareholder return on our common stock from April 21, 2004, which is the day our common stock began to trade publicly, through January 31, 2009 with the cumulative total return on the Nasdaq Composite Index and S&P Retailing Index. The comparison assumes $100 was invested on April 21, 2004 in our common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*

        Among Gander Mountain Company, The NASDAQ Composite Index And The S&P Retailing Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
4/21/04
7/04
1/05
7/05
1/06
7/06
2/07
7/07
2/08
7/08
1/09
Gander Mountain Company
NASDAQ Composite
S&P Retailing Group

* $100 invested on 4/21/04 in stock or on 3/31/04 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

	4/21/04	7/04	1/05	7/05	1/06	7/06	2/07	7/07	2/08	7/08	1/09
Gander Mountain Company	100.00	97.41	39.37	52.09	28.11	25.70	46.00	46.78	22.84	13.71	9.36
NASDAQ Composite	100.00	95.47	104.21	110.31	118.22	108.90	128.94	133.22	124.25	120.04	75.48
S&P Retailing Group	100.00	95.31	109.29	124.70	118.65	108.65	135.18	127.91	115.47	97.54	72.33

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

        The fiscal period end dates and their reference in this Form 10-K is as follows:

Fiscal period ending:	Referred to as:	No. of weeks
January 31, 2009	fiscal 2008	52
February 2, 2008	fiscal 2007	52
February 3, 2007	fiscal 2006	53
January 28, 2006	fiscal 2005	52
January 29, 2005	fiscal 2004	52

        The selected financial data presented below under the heading "Statement of Operations Data" for the fiscal 2008, fiscal 2007 and fiscal 2006 and the selected financial data presented below under the heading "Balance Sheet Data" as of the end of fiscal 2008 and fiscal 2007 have been derived from our audited consolidated financial statements included under Item 8.

        The selected financial data presented below under the heading "Statement of Operations Data" for fiscal 2005 and fiscal 2004 and the selected financial data presented below under the heading "Balance Sheet Data" as of the end of fiscal year 2006, fiscal 2005 and fiscal 2004 have been derived from our audited consolidated financial statements that are not required to be included in this report.

        The unaudited selected financial data presented below under the heading "Operating Data," for all periods have been derived from our internal records of our operations, except for "Gross profit as a percentage of sales" and "Operating margin" which are derived from our audited consolidated financial statements.

        Beginning with fiscal 2007, we changed the presentation of our consolidated statement of operations as a result of the acquisition of Overton's, a direct marketing company, by the historically retail-only Gander Mountain Company. Previously, we presented two operating expense captions: "Store Operating expenses" and "General and Administrative expenses". These two captions are now combined into the caption "Selling, General and Administrative expenses." This reclassification has been made for all years presented.

	Fiscal Year Ended(1)
	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
	(dollars in thousands, except per share data)
Statement of Operations Data
Sales	$1,064,569	$969,403	$911,438	$804,474	$644,014
Cost of goods sold	794,080	728,649	686,722	612,029	479,662

Gross profit	270,489	240,754	224,716	192,445	164,352
Operating expenses:
Selling, general and administrative expenses	257,822	240,744	207,431	187,955	149,343
Exit costs, impairment and other charges	907	6,493	458	2,636	108
Goodwill impairment charge	6,514	—	—	—	—
Pre-opening expenses	2,048	4,836	3,245	6,555	8,194
Gain on insurance settlement	—	—	(1,400)	—	—
Gain on contract settlement	—	—	—	(2,500)	—

Income (Loss) from operations	3,198	(11,319)	14,982	(2,201)	6,707
Interest expense	18,008	19,745	19,187	11,106	5,137
Debt conversion charge	—	—	9,037	—	—

(Loss) Income before income taxes	(14,810)	(31,064)	(13,242)	(13,307)	1,570
Income tax provision	687	750	—	—	—

Net (Loss) Income	$(15,497)	$(31,814)	$(13,242)	$(13,307)	$1,570

Loss applicable to common shareholders	$(15,497)	$(31,814)	$(13,242)	$(13,307)	$(2,735)

Basic and diluted loss applicable to common shareholders per share	$(0.64)	$(1.52)	$(0.88)	$(0.93)	$(0.25)

        Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 and Note 18 to our consolidated financial statements included in this report for a description of the method used to compute basic and diluted net earnings (loss) per share.

	Fiscal Year Ended(1)
	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
	(dollars in thousands)
Balance Sheet Data
Cash and cash equivalents	$1,655	$2,622	$1,342	$1,580	$1,033
Inventories, net	358,127	403,683	349,120	308,395	264,138
Goodwill and other intangible assets	66,244	73,901	2,837	2,837	2,837
Total assets	613,120	679,932	521,617	458,930	385,843
Borrowings under credit facility	204,514	246,013	168,485	174,936	114,441
Short term notes payable—realted parties	10,000	—	—	—	—
Long term debt	50,402	64,173	16,421	30,953	11,757
Total shareholders' equity	$179,905	$193,820	$196,791	$149,825	$162,308

	Fiscal Year Ended(1)
	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
	(dollars in thousands, except per square foot data)
Operating Data
Comparable store sales decrease(1)	(5.6)%	(5.4)%	(1.1)%	(6.0)%	(2.5)%
Number of stores at end of period	118	113	105	98	82
Total square feet at end of period	6,583,361	6,182,916	5,483,029	4,999,813	3,773,835
Sales per square foot(2)	$152	$165	$175	$180	$205
Gross profit as a percentage of sales(3)	25.4%	24.8%	24.7%	23.9%	25.5%
Operating margin(4)	0.3%	(1.2)%	1.6%	(0.3)%	1.0%
Adjusted EBITDA(5)	$41,030	$21,777	$37,415	$18,667	$18,471

(1)
Our fiscal year ends on the Saturday closest to the end of January, electing a 52-53 week fiscal year. All years presented herein are 52 weeks, except fiscal 2006, which was 53 weeks. For fiscal 2007, the comparable store sales decrease of -5.4% is based on a 52-week to 52-week comparison, and is not derived from a comparison to the 53-week fiscal 2006. For fiscal 2006, the comparable stores sales decrease of -1.1% is based on a 53-week to 53-week comparison, and is not derived from a comparison to the 52-week fiscal 2005.

(2)
Calculated based on the weighted average of the gross square footage in the period, which includes office, storage and receiving areas. Excludes internet and catalog sales of our Direct segment.

(3)
Gross profit includes store occupancy costs and distribution costs for all years presented. For fiscal 2008 and approximately two months of fiscal 2007, it also includes the cost of goods sold of our Direct segment.

(4)
Calculated based on income (loss) from operations and sales for the period.

(5)
Adjusted EBITDA consists of net income (loss) plus interest expense, plus income tax provision, plus depreciation and amortization, plus exit costs, impairment (including goodwill impairment) and other charges, and plus debt conversion expense. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with U.S. generally accepted accounting principles. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense and depreciation and amortization.

We do not use it as a measure of liquidity. The funds depicted by Adjusted EBITDA are not necessarily available for discretionary use and exclude the impact of interest expense, income taxes and other items. Adjusted EBITDA should not be considered as a substitute for net income or net loss, net cash provided by or used in operations, or other financial data prepared in accordance with U.S. generally accepted accounting principles, or as a measure of liquidity.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•
it is a widely accepted financial indicator of a company's ability to service its debt;

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

  The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Fiscal Year Ended(1)
	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
	(dollars in thousands)
Net income (loss)	$(15,497)	$(31,814)	$(13,242)	$(13,307)	$1,570
Depreciation and amortization(6)	30,411	26,603	21,975	18,233	11,656
Interest expense	18,008	19,745	19,187	11,106	5,137
Debt conversion charge	—	—	9,037	—	—
Goodwill impairment charge	6,514	—	—	—	—
Exit costs, impairment and other charges	907	6,493	458	2,635	108
Income tax provision	687	750	—	—	—

Adjusted EBITDA	$41,030	$21,777	$37,415	$18,667	$18,471

(6)
Excludes amortization of loan origination fees, which are included in interest expense.

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

Overview

        Gander Mountain Company operates the nation's largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base to 118 conveniently located Gander Mountain outdoor lifestyle stores, (including three outlet centers), providing approximately 6.6 million square feet of retail space in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We opened our newest store in March 2009, which we anticipate will be our only new store in fiscal 2009 as we focus on growing our direct marketing business and continuing to improve the profitability of our retail operations.

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

        In March 2003, we began transforming our market position from a traditional specialty store to a large-format, category-focused store. We did this by opening new stores in a large format and increasing the selling space within our original, small-format stores. Prior to March 2003, our typical store was approximately 31,000 square feet. Our large-format stores range from approximately 50,000 to 120,000 square feet, with our current focus primarily upon stores of 60,000 to 65,000 square feet. Our large-format stores are generally located with convenient access to a major highway and have an open-style shopping environment characterized by wide aisles, open bar-joist ceilings and high-density racking. To further build upon our brand's reputation for high quality and exceptional value, we outfitted certain stores and our new stores with additional features such as brick and stone accents, log-wrapped columns, and improved branding, fixture, flooring and signage elements. The larger format enables us to offer more products and services to our customers. As of January 31, 2009, 73 of our 118 stores were in our large format.

        Our large-format stores offer other unique features and specialized services, including a full-service gunsmith shop, a full-service archery pro shop and archery target lanes. Some of the large-format stores also include a bait shop that opens early for the convenience of our customers. We utilize outside selling areas adjacent to most of our large-format stores to display additional offerings of larger items such as kayaks, trailers, canoes, ATVs, jon-boats and power boats.

        Nearly all of our stores have a Gander Mountain Lodge, which is an in-store meeting room available for public use, where we provide hunter safety classes, outdoor-skills seminars and other community-focused activities.

        We began offering ATVs in fiscal 2004 and power-boats in fiscal 2006, as well as maintenance and repairs for ATVs, power-boats and other small engines. Beginning in fiscal 2007 and continuing through fiscal 2008, we began scaling back our market position and inventory levels in these product categories due to the lack of profitability and general economic concerns. We will exit the ATV and power-boat product categories and their related services before the end of fiscal 2009. All of our stores will continue to sell the popular john-boats, as well as small outboard engines and trolling motors.

        The sales of outdoor lifestyle products and services through our 118 retail stores constitutes our Retail segment.

        On December 6, 2007 we acquired Overton's, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts. Overton's product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton's products are sold under two principal brands, Overton's and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three retail showrooms. Overton's is a wholly-owned subsidiary of Gander Mountain headquartered in Greenville, North Carolina. We acquired Overton's for its established position in the marine accessories business but also to provide us a platform from which to develop and grow the internet and catalog retail channels for the Gander Mountain product categories. We believe an effective multi-channel retail offering in our industry sector would include deriving between 25% to 40% of our total business from the internet and catalog channels.

        In August 2008, we launched a new internet and catalog operation under our Gander Mountain brand offering an initial assortment of the products available in our retail stores. We intend to expand our product assortment and continue to grow this component of our direct business as we seek to build market share in an internet and catalog market. Together, the Overton's and Gander Mountain brands comprise our Direct segment.

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

        We believe that the overall growth of our business will allow us to generally maintain or increase our product gross margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain. The mix of merchandise in our total sales also influences our product gross margins. As we plan to grow sales through our Direct segment as well as increase sales and enhance productivity of our retail stores, a number of other factors may impact, positively or negatively, our product gross margin percentage, including:

  •
  an increasing merchandising mix of product sold through our Direct segment,

  •
  the introduction of new product categories with varying gross margin percentage characteristics,

  •
  changes in the merchandise mix at our current locations,

  •
  differences in merchandise mix by geographic location,

  •
  price competition,

  •
  clearance activities in connection with seasonal inventory management,

  •
  closeout sales in connection with store relocations and industry consolidation,

  •
  sourcing of products from locations outside the United States,

  •
  vendor programs, and

  •
  supply chain enhancements.

        In addition, our gross margin is impacted by store occupancy and distribution costs. We monitor these costs in absolute dollars and as a percentage of sales.

        The most significant store operating expenses are labor and related employee benefits and advertising. Our employee benefits include health insurance, the cost of which continues to increase faster than the general rate of inflation. We continually monitor this cost and review strategies to effectively control increases, but we are subject to the overall trend of increases in health care costs. Advertising costs are monitored as a percentage of sales. These costs are largely variable, which allows us to actively manage them to facilitate achieving our sales, gross margin percentage and store operating contribution objectives. We expect to increase advertising expenditures in fiscal 2009 as compared to fiscal 2008.

        Store operating contribution, which is calculated by deducting a store's operating expenses from its gross margin, is used to evaluate overall performance on an individual store basis.

        Selling, general and administrative expenses are monitored and controlled as a percentage of sales. We have made significant investments in infrastructure, including our information systems, distribution capabilities and personnel. Our current infrastructure facilitates our growth plans. We expect these expenses to decrease as a percentage of sales over time.

        Pre-opening expenses are related to store openings, including relocations. These expenses will fluctuate based on the number and timing of new store openings.

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

        Identification of appropriate new store sites has been essential to our growth strategy. We believe our focus on our larger store size and our ability to utilize either recycled, or second-use, facilities or build-to-suit locations provides us with increased opportunities to find optimal real estate locations on attractive terms. We evaluate and invest in new stores based on site-specific projected returns on investment.

        Since the acquisition of Overton's, we have two reportable segments: Retail and Direct. We evaluated our operating and reporting segments in accordance with SFAS No. 131 and considered the discrete financial information reviewed by our chief operating decision maker in making decisions regarding allocation of resources and in assessing performance. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. Prior to December 6, 2007, we operated under one segment, Retail.

Results of Operations

        The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our sales:

	Fiscal Year
	52 weeks	52 weeks	53 weeks
	January 31, 2009	February 2, 2008	February 3, 2007
Sales	100%	100%	100%
Cost of goods sold	74.6%	75.2%	75.3%

Gross profit	25.4%	24.8%	24.7%
Operating expenses:
Selling, general and administrative expenses	24.2%	24.8%	22.8%
Exit costs, impairment and other charges	0.1%	0.7%	0.1%
Goodwill impairment charge	0.6%	0.0%	0.0%
Pre-opening expenses	0.2%	0.5%	0.4%
Gain on insurance settlement	0.0%	0.0%	(0.2)%

Income (Loss) from operations	0.3%	(1.2)%	1.6%
Interest expense, net	1.7%	2.0%	2.1%
Debt conversion charge	0.0%	0.0%	1.0%

Loss before income taxes	(1.4)%	(3.2)%	(1.5)%
Income tax provision	0.1%	0.1%	0.0%

Net loss	(1.5)%	(3.3)%	(1.5)%

        In fiscal 2008, the Direct segment represented approximately 9% of our consolidated sales and incurred a net loss from operations of $2.9 million while the Retail segment represented 91% of our consolidated sales and produced net income from operations of $6.1 million. The Direct segment loss is primarily attributable to costs incurred for the start-up and launch of the Gander Mountain brand Direct business.

        Sales consist of sales from comparable stores, new stores and non-comparable stores, as well as sales from our Direct segment since December 6, 2007. A store is included in the comparable store base in its fifteenth full month of operations. A relocated store returns to the comparable store base in its fifteenth full month after relocation. New store sales include sales from stores we opened during the current period. Non-comparable store sales include sales in the current period from our stores opened during the previous fiscal year before they have begun their fifteenth month of operation.

        Cost of goods sold includes the cost of merchandise, freight, distribution, inventory shrinkage and store occupancy costs. Store occupancy costs include rent, real estate taxes and common area maintenance charges. Cost of goods sold also includes the cost of merchandise and freight expenses of our Direct segment.

        Selling, general and administrative expenses include store associate payroll, taxes and fringe benefits, advertising, maintenance, utilities, depreciation, insurance, bank and credit card charges and other store level expenses. It also includes all expenses associated with operating our corporate headquarters in St. Paul, MN as well as the expenses of our Direct segment since December 6, 2007, the date of our acquisition of Overton's. Refer to Note 1 in the accompanying notes to our consolidated financial statements for further detail on expense classification.

        Pre-opening expenses consist primarily of payroll, rent, recruiting, advertising and other costs incurred prior to a new store opening.

Fiscal 2008 compared to Fiscal 2007

        Sales.    Consolidated sales increased by $95.2 million, or 9.8%, to $1.1 billion in fiscal 2008 from $969.4 million in fiscal 2007. The Direct segment and Retail segment produced $80.4 million and $14.8 million, respectively, of the increase.

        The Retail increase resulted from sales of $94.1 million in fiscal 2008 from new stores not included in the comparable store sales base, a comparable store sales decrease of $49.9 million and a $29.4 million sales decrease from stores closed during fiscal 2008 but open in fiscal 2007, as well as changes in other revenue. The Direct segment sales of $85.9 million for fiscal 2008 was an increase of $80.4 million over fiscal 2007 because fiscal 2007 included only two months of Direct segment sales.

        In fiscal 2008, we opened five new stores, including three relocations/consolidations, and added approximately 400,000 net square feet of retail selling space, a 6.5% increase. During fiscal 2007, we opened 13 new stores, including three relocations/consolidations, and added 700,000 net square feet of retail selling space, a 12.8% increase. We also closed two underperforming stores in the fourth quarter of fiscal 2007.

        Our comparable store sales declined 5.6% for fiscal 2008, as compared to a comparable store sales decline of 5.4% for fiscal 2007. The comparable store sales were negatively impacted by the overall economic environment, including recent disruption in the financial and credit markets, declining real estate values, increasing foreclosures in the housing markets, rising unemployment, and decreased business and consumer confidence, and their effects on discretionary spending and the retail environment. Additionally, continued de-emphasis of our ATVs and power boat categories and, we believe, less Retail segment advertising expenditures in fiscal 2008 as compared to fiscal 2007, negatively impacted comparable store sales. Our fourth quarter, seasonally important because of the hunting seasons and holidays, produced a comparable store sales decline of only 0.2%, which reflected the strength of our firearms, ammunition and accessories categories.

        Overall, the Retail sales mix for fiscal 2008 was relatively consistent with fiscal 2007. The notable exceptions were: (i) the firearms, ammunition and accessories category, which increased its share of the Retail sales mix by 335 basis points on strong market demand, (ii) lower sales in the powersports category resulting in a 160 basis points lower share of the sales mix, almost all of which was due to lower sales in ATVs as we began exiting this category in early 2008 before the peak fall selling season for ATVs and (iii) the apparel category which experienced a decline of 102 basis points in its share of the sales mix.

        Gross Profit.    Consolidated gross profit increased by $29.7 million, or 12.4%, to $270.5 million in fiscal 2008 from $240.8 million in fiscal 2007. As a percentage of sales, consolidated gross profit increased 57 basis points to 25.4% in fiscal 2008 from 24.8% in fiscal 2007. The significant factors affecting our gross profit rate during fiscal 2008 were the inclusion of the higher-margin Direct business in our results this year, which provided 127 basis points, offset by a negative impact of 70 basis points in the Retail segment.

        Retail segment initial margin rates increased 39 basis points because of increasing scale, continued inventory rationalization efforts, improved pricing structure and better management of clearance merchandise. Retail's distribution costs as a percentage of sales reflected a positive benefit of 19 basis points from operating efficiencies. These positive variances were offset by a 123 basis point negative impact from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores.

        Retail segment initial margins benefited from higher initial margin rates in firearms, ammunition and accessories partially offset by lower margin rates in powersports and lower sales of higher-margin apparel.

        Selling, General and Administrative Expenses.    Consolidated SG&A expenses increased by $17.1 million, or 7.1%, to $257.8 million in fiscal 2008 from $240.7 million in fiscal 2007. As a percentage of sales, consolidated SG&A expenses decreased 62 basis points to 24.2% in fiscal 2008 from 24.8% in fiscal 2007.

        The significant factors affecting consolidated SG&A expenses during fiscal 2008 were positive leverage from cost controls in the Retail segment that had a positive impact of 223 basis points, partially offset by the inclusion of the higher-rate Direct business SG&A costs in our results this year, which negatively impacted SG&A as a percentage of sales by 161 basis points.

        Retail segment advertising costs decreased in fiscal 2008 and as a percentage of sales were 92 basis points lower as we lowered our marketing expenditures. We also more effectively managed store labor and related costs despite negative comparable store sales, resulting in a 50 basis point improvement as a percentage of sales. Other SG&A costs were also lowered in fiscal 2008, resulting in 81 basis points, as a percentage of sales, of additional improvement.

        Exit Costs, Impairment and Other Charges.    We continued to incur costs in fiscal 2008 similar to those we incurred in fiscal 2007, primarily because costs subsequent to the closing of a store will continue when sub-lease income is not sufficient to offset the closed-stores' costs in total. In addition, we incurred exit costs associated with three stores closed replaced by two new large-format stores in the first quarter of fiscal 2008. These fiscal 2008 exits costs were offset by a reduction of lease termination costs resulting from the reversal of liabilities for three closed stores that were re-opened as retail outlet centers. The reversal resulted in a credit to exit costs, impairment and other charges of $1.8 million in the third quarter of fiscal 2008. The net amount of exit costs, impairment and other charges for fiscal 2008 was $0.9 million.

        During the latter half of fiscal 2007, in response to changes in economic and retail industry conditions, management began efforts to streamline operating activities and took further actions designed to improve profitability. This included closing two unprofitable stores, a reduction in the stores and markets that sold our powersports products and reductions in workforce at our headquarters location in St. Paul. In addition, we recorded severance costs earlier in fiscal 2007 relative to two executive terminations. Also, as a result of the Overton's acquisition in December 2007, we wrote-off certain assets, whose use was discontinued, related to capitalized web site development costs that began earlier in fiscal 2007. These charges in the aggregate were $6.5 million for fiscal 2007.

        Goodwill Impairment.    Based upon the results of our annual impairment testing as of the end of fiscal 2008, we recorded a non-cash impairment charge for our goodwill in our Retail reporting unit of $6.5 million. There was no such goodwill impairment charge in fiscal 2007. This charge was primarily due to our company's market capitalization, which was based on the closing price of our stock for a 30-day period preceding January 31, 2009, being lower than the carrying amount or book value of our company.

        Pre-opening Expenses.    Pre-opening expenses decreased $2.8 million, or 57.7%, to $2.0 million in fiscal 2008 from $4.8 million in fiscal 2007. We opened five new stores in fiscal 2008 and 13 new stores in fiscal 2007, including relocated stores in both periods.

        Interest Expense, net.    Interest expense decreased by $1.7 million, or 8.8%, to $18.0 million in fiscal 2008 from $19.7 million in fiscal 2007.

        Average outstanding borrowings during fiscal 2008 increased 22% as compared to fiscal 2007, due to the Overton's acquisition, increased cash used to fund our growth and operating loss and for capital expenditures in connection with new and existing stores. Average interest rates on our outstanding borrowings were 181 basis points lower in fiscal 2008 than in fiscal 2007, due to general interest rate declines. The average effective interest rate on all of our outstanding borrowings as of January 31, 2009 and February 2, 2008 was 4.65% and 6.82%, respectively.

        Income Tax Provision.    Our fiscal 2008 and fiscal 2007 tax provision primarily represents minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax for fiscal 2008 or fiscal 2007 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

        Net Loss.    Our net loss was $15.5 million for fiscal 2008, as compared to net loss of $31.8 million for fiscal 2007, due to the factors discussed above.

Fiscal 2007 compared to Fiscal 2006

        Sales.    Sales increased by $58.0 million, or 6.4%, to $969.4 million in fiscal 2007 from $911.4 million in fiscal 2006. The increase resulted from sales of $122.3 million in fiscal 2007 and fiscal 2006 from new stores not included in the comparable store sales base, a comparable store sales decrease of $58.0 million and an $11.8 million sales decrease from stores closed during 2007 but open in 2006 as well as changes in other revenue. Overton's sales for two months in fiscal 2007 also contributed $5.5 million of the increase. In fiscal 2007, we opened 13 new stores, including three relocated stores, and added 700,000 square feet of retail selling space, a 12.8% increase. We also closed two underperforming stores in the fourth quarter of fiscal 2007. During fiscal 2006, we opened eight new stores, including one relocated store, and added 483,000 square feet of retail selling space, a 9.7% increase.

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

        Gross Profit.    Gross profit increased by $16.0 million, or 7.1%, to $240.8 million in fiscal 2007 from $224.7 million in fiscal 2006. As a percentage of sales, gross profit increased 18 basis points to 24.8% in fiscal 2007 from 24.7% in fiscal 2006. The more significant factors affecting gross margin during fiscal 2007 were:

  •
  an initial product margin increase of 180 basis points as a result of continued benefits from increasing scale, the positive impact of our Everyday Low Price strategy on our pricing structure,

    higher penetration of our owned-brand merchandise, and lower clearance inventory coupled with better management of clearance merchandise and pricing,

  •
  a 73-basis-point negative impact on initial margin from the change in our product mix, largely due to increased lower margin powersports sales and decreased higher-margin apparel sales, and

  •
  a 55-basis-point negative impact from increased store occupancy costs as a result of reduced leverage from lower comparable store sales and lower sales per square foot at our newer, less mature stores.

        Selling, General and Administrative Expenses.    SG&A expenses increased by $33.3 million, or 16.1%, to $240.7 million in fiscal 2007 from $207.4 million in fiscal 2006. As a percentage of sales, SG&A expenses increased 208 basis points to 24.8% in fiscal 2007 from 22.8% in fiscal 2006. The primary factors in this increase were (i) labor costs in the retail stores that accounted for 66 basis points of the increase, as labor costs could not be adjusted commensurate with the sales decline, (ii) increased depreciation at the retail store level that resulted in a 29-basis-point negative impact, and (iii) other selling, general and administrative costs which were negatively impacted 84 basis points from de-leverage due to weak sales. Overton's also added 28 basis points in selling, general and administrative expenses in fiscal 2007 during a seasonally slow two -month sales period for Overton's.

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

        Interest Expense, net.    Interest expense increased by $0.6 million, or 2.9%, to $19.7 million in fiscal 2007 from $19.2 million in fiscal 2006. The increase in interest expense resulted from higher average outstanding borrowings used to fund our growth and operating loss. Average outstanding borrowings during fiscal 2007 increased 13%, as compared to fiscal 2006, due primarily to increased cash used to fund our growth and operating loss, for capital expenditures in connection with new and existing stores and the Overton's acquisition. Higher average borrowings were substantially offset by a decrease of approximately 50 basis points in average interest rates due to general interest rate declines and as a result of the February 28, 2007 amendment to our credit facility. Average interest rates on our outstanding borrowings were 56 basis points lower in fiscal 2007 than in fiscal 2006. The average effective interest rate on all of our outstanding borrowings as of February 2, 2008 and February 3, 2007 was 6.82% and 7.85%, respectively.

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

Quarterly Results of Operations and Seasonality

        Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with the highest sales activity normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season. In recent years, the second half of our fiscal years have generated approximately 57% to 63% of our annual sales, including new store sales. In addition, our customers' demand for our products and therefore our sales can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. Our grand opening activities surrounding our new store openings can also cause fluctuations in sales when compared to operating periods in later months. It is for this reason we include a new store in our comparable store sales base in its fifteenth full month to minimize the effect of grand opening activities.

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

Liquidity and Capital Resources

        Our primary capital requirements are for seasonal working capital needs, particularly when inventories are increasing, capital expenditures necessary to grow the Direct business segment and fund its working capital needs as the Direct business grows and to the extent of the highly seasonal nature of our business, operating losses. During periods of new store growth, property and equipment and pre-opening expenses to support the new stores also require significant capital. Sources of liquidity for providing capital to meet these needs have primarily been borrowings under our credit facility, operating cash flows, and short and long-term debt financings from banks and financial institutions as well as our two major shareholders.

        Fiscal 2008 was the first year since we began new store expansion in fiscal 2003 that we have substantially slowed our new store growth. We plan to slow new store growth even more in fiscal 2009 by opening only one new store. We opened five new stores in fiscal 2008, including three relocations/consolidations of small-format stores. This change in strategy had a positive impact on our cash flows and liquidity in fiscal 2008, as we substantially reduced cash used for new store inventories, leasehold improvements, equipment and pre-opening expenses. This result, coupled with improvements in retail profitability, contributed to a $38 million reduction in total debt for fiscal 2008.

        The following chart summarizes the principal elements of our cash flow for the past three fiscal years and the number of stores opened during the period.

	Cash Flow Summary
	Fiscal Year Ended
	52 weeks	52 weeks	53 weeks
	January 31, 2009	February 2, 2008	February 3, 2007
	(in 000's)
Net cash provided by (used in) operating activities	$59,180	$(30,397)	$604
Net cash (used in) investing activities	(18,584)	(122,316)	(28,291)
Net cash (used in) provided by financing activities	(41,563)	153,993	27,449

Total net (decrease) increase in cash	$(967)	$1,280	$(238)

Details of financing activities:
(Repayments) borrowings under credit facility	$(41,499)	$77,528	$(6,451)
Proceeds from issuance of short-term debt	10,000	—	—
Proceeds from issuance of long-term debt	—	53,082	5,300
(Reductions) in long-term debt	(10,471)	(3,874)	(1,229)
Proceeds from stock sales and exercise of options	407	27,257	29,829

Net cash (used in) provided by financing activities	$(41,563)	$153,993	$27,449

New store openings, including relocated stores	5	13	8

        Net cash provided by operating activities was $59.2 million in fiscal 2008, compared to net cash used in operating activities of $30.4 million in fiscal 2007 and net cash provided by operating activities of $0.6 million in fiscal 2006. The overall $89.6 million increase in net cash provided by operating activities in fiscal 2008 as compared to fiscal 2007 is primarily due to:

  •
  increased funding of $21.2 million as a result of the reduction in the net loss, in fiscal 2008 as compared to fiscal 2007, adjusted for changes in non-cash charges (depreciation and amortization, exit costs, impairment and other charges and goodwill impairment);

  •
  increased funding of $81.9 million due to reduced inventories in fiscal 2008 of $45.6 million, which provided cash, and increased inventories in fiscal 2007 of $36.3 million, which used cash. In our Retail segment, inventories decreased $49.6 million, or 12.9%, due to (i) a significant reduction in boats and ATVs as we exit the powersports product category, (ii) significant reductions in our firearms inventories as a result of our planned sku reductions, and (iii) general inventory decreases in store inventories as we remain focused on SKU rationalization and inventory management. This activity is net of $13.8 million in net new stores' inventories for our fiscal 2008 new stores; and

  •
  decreased funding from accounts payable and other accrued liabilities of approximately $22.1 million attributable to the reductions in floor-plan financed inventory of boats and ATVs, which carried longer payment terms, and a general decrease in accounts payable correlated with inventory reductions. Our accounts payable-to-inventory coverage ratio as of the end of our fiscal 2008, fiscal 2007 and fiscal 2006 was consistent at 16% to 18%.

        Net cash used in investing activities was $18.6 million in fiscal 2008, $122.3 million in fiscal 2007 and $28.3 million in fiscal 2006. Cash invested in fiscal 2008 consisted primarily of purchases of property and equipment for stores and for information technology investments. Fiscal 2007 investing activities for property and equipment for stores and in support locations was $46.5 million. In fiscal 2007, net cash used in investing activities also included $76.5 million for the acquisition of Overton's ($72.3 million) and the acquisition of a retail business in Baxter, MN ($7.1 million). The $76.5 million cash outlay was net of $1.4 million in cash acquired and $1.5 million in deferred payments. Excluding the fiscal 2007 acquisitions, net cash used in investing activities consisted entirely of purchases of property and equipment. We use cash for leasehold improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. We opened 5, 13 and 8 new stores in fiscal 2008, 2007 and 2006, respectively. Purchases of property and equipment also include purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

        Financing activities used $41.6 million in cash in fiscal 2008, as we reduced outstanding debt balances as a result of increased cash provided by operations and reduced cash requirements from purchases of property and equipment. In fiscal 2007, cash of $154.0 million was provided from financing activities to fund the acquisition of Overton's, higher levels of purchases of property and equipment and cash used in operating activities as a result of losses and increased inventories.

        In fiscal 2007, cash provided by financing activities also included proceeds of $40 million from the issuance of Term Loan B to Bank of America, N.A. and $24 million in proceeds from our sale of an aggregate of 4,067,797 shares of our common stock at a per share purchase price of $5.90. Proceeds from both of these financings were used to fund the acquisition of Overton's. An additional $6 million was borrowed under our revolving credit facility to fund the balance of the Overton's purchase price.

        Also included in cash provided by financing activities in fiscal 2007 are proceeds of $12.8 million from promissory notes with two banks that allowed us to finance capital expenditures of certain of our new stores under secured financing arrangements. The notes carry fixed interest rates and four and five year repayment terms.

Related Party Term Loans

        In June 2008, Bank of America, N.A. adjusted our advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under our secured credit facility, on June 9, 2008, we entered into an aggregate of $10 million in term loans, pursuant to a $5 million term note with each of our two major shareholders. Amounts advanced under the agreement mature on June 30, 2009, bear interest at LIBOR plus 1% and may be prepaid and re-borrowed without penalty until the maturity date.

        The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under our credit facility. The lenders under the agreement are Gratco LLC, an affiliate of David Pratt, our chairman and currently our interim chief executive officer, and Holiday Companies, an affiliate of Ronald A. Erickson, our vice chairman, and Gerald A. Erickson, a director of our company.

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

        The table below summarizes pertinent information regarding our credit facility with Bank of America, N.A. as of the end of fiscal 2008, fiscal 2007 and fiscal 2006:

	January 31, 2009	February 2, 2008	February 3, 2007
	(in 000's)
Maximum credit facility available	$345,000	$345,000	$275,000
Revolver and Term Loan A balance	$204,514	$246,013	$168,485
Term loan B balance (in long-term)	$37,500	$40,000	$—
Outstanding letters of credit	$9,735	$7,271	$9,619
Borrowing availability	$23,318	$22,313	$51,299
Interest rate at year end on credit facility	3.0%	6.3%	7.3%
Agreement maturity	June 2012	June 2012	June 2009

        Borrowing availability under our credit facility as of April 22, 2009 was $32 million.

        Credit Facility Covenants.    We amended the credit facility on December 6, 2007. Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The covenants also limit the Company's annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of January 31, 2009 and February 2, 2008. Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants will be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including the possibility of continued weakness in the retail environment in North America, which weakness may negatively affect future retail sales.

Credit Facility Amendment and Long Term Note Payable in Connection with Overton's Acquisition

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

        Term Loan B has a four year maturity. As of January 31, 2009, the required principal payments remaining under Term Note B are reflected in the table below. Interest on Term Loan B will be on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding. Term Loan B may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests. The Company will not have the ability to exercise the $55.0 million accordion feature under its revolving credit facility while Term Loan B is outstanding. All of the proceeds of Term Loan B were used by the Company to partially fund the acquisition of Overton's. The amendment and restatement did not change the interest rates applicable to revolving advances or the Company's previously outstanding term loan. The long-term portion of Term Loan B is classified as long term debt in the consolidated balance sheets.

Due Date	Principal Due
(in 000's)
July 31, 2009	$2,500
December 31, 2009	5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250

$37,500

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

Unregistered Sale of Equity Securities Issued in Connection with the Acquisition of Overton's

        On December 6, 2007, we entered into stock purchase agreements with Gratco, LLC, an entity controlled by David C. Pratt, our chairman and currently our interim chief executive officer, and with Holiday Station Stores, Inc, an affiliate of Ronald A. Erickson, our vice chairman, and Gerald A. Erickson, a member of our board of directors. Pursuant to the agreements, we sold an aggregate of 4,067,797 shares of common stock at $5.90 per share for an aggregate purchase price of $24.0 million. Gratco purchased 3,065,000 shares for a purchase price of $18.1 million and Holiday purchased 1,002,797 shares for a purchase price of $5.9 million. The net proceeds were used to partially fund the purchase price of Overton's.

Unregistered Sale of Equity Securities and Conversion of Convertible Subordinated Note

        On December 8, 2006, we agreed with the holder of our $20 million floating rate convertible subordinated note due August 15, 2010 to amend and restate the note in order to (i) eliminate the right to convert the note into shares of our common stock and to (ii) eliminate the floating rate feature of the note and fix the interest rate at 6.75% per year, a reduction of 25 basis points. The holder of the note was a trust, the annual income beneficiary of which is our chairman and current interim chief executive officer, David C. Pratt. Following the amendment of the note, the trust assigned the note to a newly formed limited liability company managed by Mr. Pratt and comprised of certain Pratt family trusts, the current beneficiaries of which are Mr. Pratt or members of his immediate family.

        On December 11, 2006, we entered into a stock purchase agreement pursuant to which we sold 5,701,255 shares of common stock to the limited liability company for an aggregate purchase price of $50 million, or $8.77 per share. The per share price of the stock purchase was equal to the closing bid price per share of our common stock on the Nasdaq Global Market on December 11, 2006. The purchase price for the shares was paid by surrendering the note for cancellation of the $20 million in principal due thereunder and by delivering $30 million in cash for the balance of the purchase price. The net proceeds from the stock purchase, after deducting the expenses incurred to complete the deal, were approximately $29.5 million, and were used to reduce outstanding borrowings under our credit facility.

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

Other Financings

        During fiscal 2007, we entered into agreements with two banks that allowed us to finance capital expenditures of certain of our new stores under long-term, secured financing arrangements. In June 2007, in exchange for $7.3 million, we issued a promissory note carrying a fixed interest rate of 8.7% and a five year repayment term. In September 2007, in exchange for $5.5 million, we issued a promissory note carrying a fixed interest rate of 8.0% and a four year repayment term. Monthly payments of principal and interest are made under these notes, which are secured by certain property and equipment of 18 new stores we opened in fiscal 2007, fiscal 2006 and fiscal 2005.

        During July 2006, we completed the purchase of an aircraft and financed $5.3 million of the $5.7 million purchase price with a term note. The term note matures in seven years and has a 7.26% fixed annual interest rate. The note is collateralized by the aircraft. We received $2.1 million in proceeds from the sale of the aircraft we replaced.

        During fiscal 2008, fiscal 2007 and fiscal 2006, we purchased information technology equipment totaling $4.1 million, $3.6 million and $2.4 million, respectively, financed through capital lease transactions. These capital lease purchases are excluded from the caption "purchases of property and equipment" in our statements of cash flows for fiscal 2008, fiscal 2007 and fiscal 2006, as they did not require the use of cash.

        The deferred payments in connection with the acquisition of Overton's require a $900,000 payment in both June 2009 and June 2010. The liability was discounted using a long-term borrowing rate with an adjustment for risk premium.

Income Taxes/Net Operating Losses

        Our tax provision in fiscal 2008 and fiscal 2007 primarily represents minimum or net worth taxes due in various states. Certain states have recently adopted an adjusted gross receipts tax. We have no provision for Federal income tax for the three fiscal years ending January 31, 2009 due to accumulated operating losses. Due to the uncertainty of the realization of net operating loss carry forwards, we have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

        We have federal net operating loss carry forwards of approximately $100.1 million expiring between 2021 and 2029. The amount of our net operating loss carry forwards subject to the Section 382 limitation was $4.4 million at January 31, 2009. Unrestricted net operating losses carry forwards were $95.7 million at January 31, 2009. We do not expect this limitation to materially impact our future tax provision for financial reporting purposes.

Future Capital Requirements

        Fiscal 2008 was the first year since we began new store expansion in fiscal 2003 that we have substantially slowed our new store growth. We plan to slow new store growth even more in fiscal 2009 by opening only one new store. This change in strategy had a positive impact on our cash flows and liquidity in fiscal 2008, as we substantially reduced cash used for new store inventories, leasehold improvements, equipment and pre-opening expenses. This result, coupled with improvements in retail profitability, contributed to a $38 million reduction in total debt for fiscal 2008. During the next 12 months our focus will be to continue to grow the Direct segment and continue to improve the profitability of our Retail segment.

        Our cash flows are highly variable, like most retailers, and are highly dependent on store-level sales. Future cash flows are unpredictable and depend, in part, on the factors identified under "Risk Factors," including consumer confidence and the general strength of the economy.

Credit facility

        Our capital requirements and cash flows are critically dependent on the availability and day-to-day use of our credit facility with Bank of America. Current borrowing availability under our facility as of April 22, 2009 was $32 million. However, if sales and cash flows from operations do not meet anticipated levels, if there are disruptions in the credit markets that impact our credit facility, or if conditions in the retail environment cause Bank of America to lower advance rates further, borrowing availability under our facility may not be sufficient to meet our needs and we will need to seek additional debt or equity financing in the public or private markets.

Retail

        We opened 5, 13 and 8 new stores in each of fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our cash used in investing activities for property and equipment purchases, was approximately $18 million, $46 million and $28 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We plan on opening only one new store in fiscal 2009. The number of new stores we open beyond fiscal 2009 will depend on the success of our business in fiscal 2009 and beyond.

Direct Business

        Beginning with our acquisition of Overton's, and furthered by the launch of our Gander Mountain branded internet and catalog operations, we have undertaken significant steps toward our strategy of providing multi-channel offerings to our customers. We expect we will continue to make expenditures related to our Direct business of up to $2.0 million in the next 12 months to further this important business objective. Given the anticipated growth and the early-stage cycle of the Gander Mountain brand, we also anticipate a need to fund additional working capital for the Direct business in fiscal 2009.

Corporate

        Our total capital expenditures for the full year of fiscal 2009 are expected to be approximately $12 million, including investment in our Direct business, costs for one new store and refurbishments to existing stores as well as costs to continue to upgrade certain merchandise and information systems. We have started a significant project in fiscal 2009 to replace our point-of-sale systems to enhance our customers' experience in the store and provide enhanced data for use within our multi-channel offerings.

        As of January 31, 2009, in addition to our outstanding balance on our revolving credit facility, we have other debt obligations maturing within one year, including a $10 million term loan agreement, $7.5 million of scheduled principal (on our $37.5 million Term Loan B) and $8.1 million of other term debt. In March 2009, we extended the maturity date of the $10 million term loan with our two major shareholders from March 31, 2009 to June 30, 2009. There were no material transaction costs associated with the extension.

        We intend to satisfy our capital requirements in the next 12 months with cash flows from operations and funds available under our credit facility. However, if capital requirements for our business strategy change, or if sales and cash flows from operations do not meet anticipated levels, we may need to seek additional debt or equity financing in the public or private markets. Beyond fiscal 2009, we anticipate needing additional financing to grow our business. There is no assurance that we will be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all. The current downturn in the economy as a whole has had a disproportionately negative impact on the retail environment. The length and ultimate severity of this downturn are uncertain and may adversely impact our results of operations and ability to obtain financing.

        Our long -term debt consists of the following (in thousands):

	January 31 2009	February 2, 2008
	(in 000's)
Term loan B	$37,500	$40,000
Equipment financing notes	13,492	16,659
Capitalized lease obligations	13,390	14,213
Term notes—related parties	10,000	—
Obligation from acquisition	1,649	1,548

Total debt obligations	76,030	72,420
Less: amounts due within one year	(25,628)	(8,247)

Long term debt	$50,402	$64,173

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended January 31, 2009. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods. Inflation in particular commodities, for example gasoline and food, that impact the general economic well-being of consumers does impact consumer confidence and therefore may negatively impact our sales, depending on the severity of price increases and negative changes in economic conditions.

Off-Balance Sheet Arrangements (Operating Leases and Letters-of-Credit only), Contractual Obligations and Commitments

        The following table contains information regarding our total contractual obligations, including off-balance sheet arrangements, as of January 31, 2009:

	Payments due by pay period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in 000's)
Operating leases(1)	$769,998	$74,730	$147,323	$141,261	$406,685
Purchase obligations(2)	15,177	14,069	1,108	—	—
Capital lease obligations(3)(6)	15,544	4,349	2,482	1,732	6,981
Long-term debt(4)(6)	59,862	15,195	40,276	4,391	—
Short term note—related parties(5)(6)	10,425	10,425	—	—	—

Total	$871,006	$118,768	$191,188	$147,384	$413,666

(1)
Includes store operating leases, which generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent. These direct operating costs range from approximately 22% to 24% of our annual retail rent expense. The obligation amounts in this table include future minimum lease payments only and exclude direct operating costs, insurance, taxes and maintenance. In accordance with U.S. generally accepted accounting principles, these obligations are not recorded in our financial statements.

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

  These obligations do include standby and documentary letters of credit outstanding in connection with the importing of merchandise, as well as for insurance purposes. They also include other obligations for miscellaneous goods and services acquired, related primarily to certain marketing, advertising and information technology obligations. In accordance with U.S. generally accepted accounting principles, these obligations are not recorded in our financial statements.

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

(4)
Includes the remaining payments on our Term Loan B obligation, various secured equipment notes payable, and a deferred payment obligation in connection with the Overton's acquisition. The obligations also include interest to be paid until maturity. The interest obligation component on the variable-rate Term Loan B was calculated using 6.40%, the rate in effect at January 31, 2009.

(5)
Represents the $10 million term loan with our two major shareholders that is due June 30, 2009, with interest at 4.3%.

(6)
Aggregate principal and interest payments as of January 31, 2009, under the Company's debt obligations are as follows (in thousands):

	Total	Capital Leases	Term Loan B	Short-Term Note	Equipment Notes	Acquisition Payments
Fiscal 2009	$29,969	$4,349	$9,833	$10,425	$4,462	$900
Fiscal 2010	19,975	1,616	13,037	—	4,422	900
Fiscal 2011	22,783	866	19,350	—	2,567	—
Fiscal 2012	1,447	866	—	—	581	—
Fiscal 2013	4,676	866	—	—	3,810	—
Thereafter	6,981	6,981	—	—	—	—

	85,831	15,544	42,220	10,425	15,842	1,800
Less: Interest	(9,801)	(2,156)	(4,720)	(425)	(2,349)	(151)

Total debt obligations	$76,030	$13,388	$37,500	$10,000	$13,493	$1,649

Impact of Recent Accounting Pronouncements

2006 Adoptions:

        SFAS No. 123R    Effective January 29, 2006, we adopted the fair-value recognition provisions of the Financial Accounting Standards Board's Statement No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under our employee stock purchase plan. We adopted the provisions of SFAS No. 123R using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in our financial statements for granted, modified, or settled stock options and for expense related to our employee stock purchase plan. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

        EITF No. 06-3    In March 2006, the FASB's Emerging Issues Task Force released Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our statement of operations and have elected to continue that policy.

        SAB No. 108    In September 2006, the Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for fiscal 2006. The adoption of this statement did not have a material impact on our results of operations, cash flows or financial position.

2007 Adoptions:

        FIN 48    In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our results of operations, cash flows or financial position.

2008 Adoptions:

        SFAS No. 157    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, as the Financial Accounting Standards Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a Financial Accounting Standards Board Staff Position issued in February 2008 delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. We adopted SFAS No. 157 as of February 3, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption of the applicable provisions of SFAS No. 157 did not have a material impact on our results of operations, cash flows, or financial position. We do not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on our results of operations, cash flows, or financial position.

        SFAS No. 159    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective at the beginning of fiscal 2008. We have elected not to adopt SFAS No. 159.

        SFAS No. 141R    In December 2007, the FASB issued FAS No. 141(R), Business Combinations, which replaces FAS No. 141. FAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. In addition, under SFAS No. 141(R) adjustments associated with changes in tax contingencies that occur after the one-year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS No. 141(R) for any business combinations occurring after January 1, 2009.

2009 and Future Adoptions:

        SFAS No. 161    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the first quarter of fiscal 2009. We do not expect SFAS No. 161 to have a material impact on our results of operations, cash flows, or financial position.

        FSP No. FAS 142-3    In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.

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

Valuation of Long-Lived Assets

        Long-lived assets and certain identifiable intangibles are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future, undiscounted net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Our impairment loss calculation contains uncertainty because management must use judgment to estimate future cash flows and asset fair values and to determine the useful lives of the assets. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. In determining future cash flows, we make significant estimates with respect to future operating results of each store. If actual results are not consistent with our assumptions and estimates regarding these factors, we may be exposed to losses that could be material.

Costs Associated with Exit Activities

        The calculation of our location-closing liability requires us to make assumptions and to apply judgment regarding the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income.

        When making these assumptions, we consider a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. Financial accounting standards require that we estimate the potential value of sub-lease income for store locations slated to be closed in our calculation of lease termination charges. Estimated sub-lease income can be of material amounts. If actual results are not consistent with our assumptions and judgments, we may be exposed to additional charges that could be material. We are not aware of any events or changes in circumstances that would require calculation of a location closing liability at this time, except as we have recorded and disclosed in our historical financial statements.

Goodwill and Intangible Assets

        Goodwill.    In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

        Our goodwill impairment testing followed the two-step process defined in SFAS No. 142. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. For the year ended January 31, 2009, we recorded an impairment charge of our goodwill in our Retail reporting unit of $6.5 million. The fair value of the Direct reporting unit exceeded its carrying value by approximately 6% and did not require step two to be performed. There was no such goodwill impairment charge in fiscal 2007 or fiscal 2006.

        The fair value of the Retail and Direct reporting units determined under step 1 of the goodwill impairment test was based on a discounted cash flow analysis using forward-looking projections of estimated future operating results and supported by a methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization multiples. The discount rates used represented our best estimate of a weighted-average cost of capital and were determined with the assistance of an independent valuation expert.

        Management's determination of the fair value of each reporting unit incorporates multiple assumptions, including expected future cash flows, the level of our share price, future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. We have reconciled our company's fair value to its market capitalization as of the date of the impairment testing. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) future sales volumes and expense forecasts, (ii) working capital and capital expenditures needs and (iii) risk-adjusted discount rates.

        In addition, as we continue to face a challenging retail environment and general uncertainty in the global economy, the assumptions used in future calculations of fair value may change significantly, which could result in impairment charges in future periods.

        Intangible Assets.    Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. The fair value of our intangible assets are estimated and compared to their carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $252.0 million at January 31, 2009 and $286.0 million at February 2, 2008. If short-term floating interest rates on the average fiscal 2008 and fiscal 2007 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $3.1 million and $2.4 million, respectively, assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years.

        We have not contracted for any derivative financial instruments. We have no international sales, but we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

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

        Under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our company's internal control over financial reporting was effective as of January 31, 2009.

        Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal controls over financial reporting as of January 31, 2009 as stated in their report included herein.

/s/ DAVID C. PRATT David C. Pratt Chairman of the Board and Interim Chief Executive Officer
/s/ ROBERT J. VOLD Robert J. Vold Senior Vice President, Chief Financial Officer and Treasurer
April 30, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

        We have audited Gander Mountain Company's internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gander Mountain Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gander Mountain Company's internal control over financial reporting based on our audit.

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

        In our opinion, Gander Mountain Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gander Mountain Company as of January 31, 2009, and February 2, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009, and our report dated April 30, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
April 30, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gander Mountain Company

        We have audited the accompanying consolidated balance sheets of Gander Mountain Company as of January 31, 2009, and February 2, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gander Mountain Company at January 31, 2009, and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Gander Mountain Company's internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 30, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
April 30, 2009

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	January 31, 2009	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$1,655	$2,622
Accounts receivable	10,784	10,992
Income tax receivable	62	486
Inventories	358,127	403,683
Prepaids and other current assets	12,132	15,987

Total current assets	382,760	433,770
Property and equipment, net	162,180	168,685
Goodwill	47,114	48,803
Acquired intangible assets, net	19,130	25,098
Other assets, net	1,936	3,576

Total assets	$613,120	$679,932

Liabilities and shareholders' equity
Current liabilities:
Borrowings under credit facility	$204,514	$246,013
Accounts payable	63,863	72,563
Accrued and other current liabilities	55,456	60,606
Notes payable—related parties	10,000	—
Current maturities of long term debt	15,628	8,247

Total current liabilities	349,461	387,429
Long term debt	50,402	64,173
Deferred income taxes	5,954	7,113
Other long term liabilities	27,398	27,397
Shareholders' equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,195,736 and 24,049,064 shares issued and outstanding)	242	241
Additional paid-in-capital	278,691	277,110
Accumulated deficit	(99,028)	(83,531)

Total shareholders' equity	179,905	193,820

Total liabilities and shareholders' equity	$613,120	$679,932

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year
	52 weeks	52 weeks	53 weeks
	January 31, 2009	February 2, 2008	February 3, 2007
Sales	$1,064,569	$969,403	$911,438
Cost of goods sold	794,080	728,649	686,722

Gross profit	270,489	240,754	224,716
Operating expenses:
Selling, general and administrative expenses	257,822	240,744	207,431
Exit costs, impairment and other charges	907	6,493	458
Goodwill impairment charge	6,514	—	—
Pre-opening expenses	2,048	4,836	3,245
Gain on insurance settlement	—	—	(1,400)

Income (Loss) from operations	3,198	(11,319)	14,982
Interest expense, net	18,008	19,745	19,187
Debt conversion charge	—	—	9,037

Loss before income taxes	(14,810)	(31,064)	(13,242)
Income tax provision	687	750	—

Net loss	$(15,497)	$(31,814)	$(13,242)

Basic and diluted loss per common share	$(0.64)	$(1.52)	$(0.88)
Weighted average common shares outstanding	24,102	20,913	15,100

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year
	52 weeks	52 weeks	53 weeks
	January 31, 2009	February 2, 2008	February 3, 2007
Operating activities
Net loss	$(15,497)	$(31,814)	$(13,242)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	31,046	27,589	22,829
Exit costs, impairment and other charges	(533)	4,561	—
Goodwill impairment	6,514	—	—
Debt conversion charge	—	—	9,037
Stock-based compensation expense	1,175	1,587	1,343
Loss/(gain) on disposal of assets	(62)	289	(700)
Change in operating assets and liabilities:
(Net of acquired assets and acquired liabilities)
Accounts receivable	(72)	484	(5,722)
Inventories	45,555	(36,324)	(40,725)
Prepaids and other current assets	3,816	(3,947)	(7,940)
Other assets	(236)	(2,046)	—
Accounts payable and other liabilities	(12,910)	9,224	35,724
Deferred income taxes	384	—	—

Net cash provided by (used in) operating activities	59,180	(30,397)	604

Investing activities
Purchases of property and equipment	(18,513)	(46,549)	(36,488)
Acquisition of businesses, net of cash acquired	(172)	(76,493)	—
Proceeds from insurance settlement	—	726	6,097
Proceeds from sale of assets	101	—	2,100

Net cash used in investing activities	(18,584)	(122,316)	(28,291)

Financing activities
(Repayments) Borrowings under credit facility	(41,499)	77,528	(6,451)
Proceeds from short term notes payable—related parties	10,000	—	—
Proceeds from long term debt	—	53,082	5,300
Reductions in long term debt	(10,471)	(3,874)	(1,229)
Proceeds from sales of common stock, net of expenses	—	23,967	29,540
Proceeds from exercise of stock options and ESPP	407	3,290	289

Net cash (used in) provided by financing activities	(41,563)	153,993	27,449

Net (decrease) increase in cash	(967)	1,280	(238)
Cash, beginning of period	2,622	1,342	1,580

Cash, end of period	$1,655	$2,622	$1,342

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Shareholders' Equity

(In Thousands, Except Share Data)

	Common Stock			Notes Receivable From Shareholders
			Additional Paid-in Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	$
Balance, January 28, 2006	14,285,287	$143	$192,257	$(4,100)	$(38,475)	$149,825
Net loss	—	—	—	—	(13,242)	(13,242)
Exercise of stock options	3,637	—	24	—	—	24
Stock purchase agreement	5,701,255	57	58,518	—	—	58,575
Common stock issued under employee stock purchase plans	37,609	0.4	266	—	—	266
Stock option expense	—	—	1,343	—	—	1,343

Balance, February 3, 2007	20,027,788	$200	$252,408	$(4,100)	$(51,717)	$196,791
Net loss	—	—	—	—	(31,814)	(31,814)
Cancellation of stock subscription notes	(428,928)	(4)	(4,096)	4,100	—	—
Exercise of stock options	323,543	3	2,930	—	—	2,933
Stock purchase agreements	4,067,797	41	23,926	—	—	23,967
Common stock issued under employee stock purchase plans	58,864	0.6	355	—	—	356
Stock option expense	—	—	1,587	—	—	1,587

Balance, February 2, 2008	24,049,064	$241	$277,110	$—	$(83,531)	$193,820
Net loss	—	—	—	—	(15,497)	(15,497)
Exercise of stock options	2,877	—	16	—	—	16
Common stock issued under employee stock purchase plans	134,165	1.0	390	—	—	391
Vesting of restricted shares	9,630	—	—	—	—	—
Stock option expense	—	—	1,175	—	—	1,175

Balance, January 31, 2009	24,195,736	$242	$278,691	$—	$(99,028)	$179,905

See accompanying notes to consolidated financial statements.

Gander Mountain Company

Notes to Consolidated Financial Statements

Note 1. Nature of Business

        Gander Mountain Company (the "Company") operates the nation's largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. Since its origin in 1960, the Company's brand name has had a heritage of strong appeal and relevance to consumers who participate in outdoor sports and recreation activities. The Company's core strategy and focus is to provide its target customer with a unique retail experience founded upon the Company's "We Live Outdoors" culture and theme. The Company has transformed its market position from a traditional specialty store to a large-format, category-focused store by opening large-format stores and increasing the selling space within its existing stores. The large-format strategy has allowed the Company to offer its customers a broader and deeper assortment of merchandise. The Company offers competitively priced hunting, fishing, camping and boating equipment, accessories and related technical apparel and footwear, as well as gunsmith and archery services. Its stores feature national, regional and local brands as well as its owned brands, and the Company's associates provide knowledgeable customer service. The Company has offered ATVs since fiscal 2004 and power boats since fiscal 2006, as well as related services. Beginning in fiscal 2007 and continuing through fiscal 2008, the Company began scaling back its market position and inventory levels in these products due to a lack of profitability and general economic concerns. The Company will totally exit the power boats and ATV product categories before the end of fiscal 2009.

        As of January 31, 2009, the Company operated 118 stores, including three outlet centers, in 23 states: Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Texas, Tennessee, Virginia, West Virginia and Wisconsin.

        On December 6, 2007, the Company completed the acquisition of all of the outstanding equity securities of Overton's Holding Company ("Overton's"). Overton's is a leading internet and catalog marketer of specialty water sports and related marine accessories. Overton's product line is extensive, ranging from water skis, wakeboards, dive gear, apparel and footwear to marine electronics, GPS devices, boat maintenance and repair, trailers, and boat and truck accessories. Overton's products are sold under two principal brands, Overton's® and Consumers Marine®, through catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three product showrooms. The acquisition of Overton's has enabled the Company to accelerate its strategy to reach customers through an integrated, multi-channel approach utilizing catalogs, websites and retail stores. Overton's will continue to operate under the "Overton's®" brand and as a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of Overton's since its acquisition date.

        In August 2008, the Company launched a new internet and catalog operation under its Gander Mountain brand that offers an assortment of the products available in its retail stores. While the Gander Mountain product assortment continues to grow, this component of the Company's direct business will provide it future growth as it seeks to build market share in the internet and catalog market channels. Together, the Overton's and Gander Mountain brands comprise the Company's Direct segment.

        The Company has evaluated its operating and reporting segments in accordance with SFAS No. 131 and has considered the discrete financial information reviewed by the chief operating decision maker in making decisions regarding allocation of resources and in assessing performance. With the acquisition of Overton's, the Company has two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through the retail stores. The Direct segment is

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business (Continued)

the internet and catalog operations of Overton's and the internet and catalog operations of the new Gander Mountain brand.

        The following table shows the Company's sales during the past three fiscal years by product category:

Category(1)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Hunting	43.1%	43.0%	45.1%
Fishing and Marine(2)	21.6%	16.0%	14.6%
Camping, Paddlesports and Backyard Equipment	6.7%	7.2%	7.7%
Apparel and Footwear	21.4%	24.0%	25.1%
Powersports	5.0%	6.8%	4.3%
Other	1.3%	1.8%	2.3%
Parts and services	0.9%	1.2%	0.9%

Total	100.0%	100.0%	100.0%

    (1)
    Certain reclassifications to categories have been made. All years are stated on a comparable basis.

    (2)
    Overton's sales, but not Gander Mountain's direct business sales, for fiscal 2008 and for two months of fiscal 2007, have been included in the Fishing and Marine category. Gander Mountain's direct business sales have been included in their respective product categories.

        For historical trend purposes, the table below reflects sales by product category for the comparable annual periods of the Retail segment only and does not include sales of the Direct segment.

Retail segment only Category	Fiscal 2008	Fiscal 2007	Fiscal 2006
Hunting	46.4%	43.2%	45.1%
Fishing and Marine	15.4%	15.5%	14.6%
Camping, Paddlesports and Backyard Equipment	7.3%	7.3%	7.7%
Apparel and Footwear	23.1%	24.1%	25.1%
Powersports	5.4%	6.8%	4.3%
Other	1.4%	1.9%	2.3%
Parts and services	1.0%	1.2%	0.9%

Total	100.0%	100.0%	100.0%

        Fiscal Year    The Company's year-end is the Saturday closest to the end of January, electing a 52 or 53 week year. The fiscal year ended February 3, 2007 (fiscal 2006) included 53 weeks. The fiscal years ending January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) included 52 weeks.

        Reclassifications    Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income, cash flows, or financial position.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business (Continued)

        Cost of Sales and Selling, General and Administrative Expenses    The classification of these expenses varies across the retail industry. The following describes the primary costs classified in each of the Company's major expense categories:

Cost of sales:

        Retail segment includes costs of product sold and the following:

  •
  freight costs associated with moving merchandise from vendors to the Company's distribution center and to its retail stores,

  •
  vendor income that is not reimbursement of specific, incremental and identifiable costs,

  •
  markdowns and changes in reserve balances for products with market value lower than cost,

  •
  shrink,

  •
  distribution center costs, which includes all costs to operate the distribution center including freight expenses associated with replenishment of product to the stores, labor and occupancy costs, and

  •
  store occupancy costs such as rent, taxes and common area maintenance charges.

        Direct segment includes costs of product sold and freight expenses associated with delivery of product direct to consumers.

Selling, general and administrative expenses:

        Beginning with the filing of its form 10-K for fiscal 2007, the Company changed the presentation of the consolidated statement of operations as a result of the acquisition of Overton's, a direct marketing company. Previously, the Company presented two operating expense captions: "Store Operating expenses" and "General and Administrative expenses." These two captions are now combined into the caption "Selling, General and Administrative expenses." This reclassification has been made for all years presented.

        Retail segment includes:

  •
  marketing and advertising expenses,

  •
  compensation and benefit expenses for the stores and corporate office,

  •
  other store operating expenses such as depreciation, supplies, store maintenance, credit card fees, and other direct store expenses,

  •
  expenses of the corporate offices in St. Paul, MN, and

  •
  expenses associated with shared service and corporate functions such as merchandising/buying, information technology, human resources and finance/accounting.

        Direct segment includes:

  •
  catalog production and distribution expenses and other marketing expenses,

  •
  compensation and benefit expenses for the order fulfillment center and call center,

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business (Continued)

  •
  expenses of the Direct segment corporate office in Greenville, NC, and

  •
  expenses associated with shared service and corporate functions of the Direct segment such as merchandising/buying, information technology, human resources and finance/accounting.

Note 2. Summary of Significant Accounting Policies

        Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates relate primarily to the valuation of receivables and inventories, the recorded amounts of certain accrued liabilities and forecasted financial information in connection with asset impairment testing. Ultimate results could differ from those estimates.

        Cash and Cash Equivalents    Cash equivalents represent short-term investments with a maturity of three months or less from the time of purchase and are carried at cost, which approximates market.

        Accounts Receivable    Accounts receivable consist primarily of third-party credit card receivables, earned but unbilled vendor allowances and receivables from landlords. The allowance needed against these receivables for expected losses is not material.

        The Company also has amounts due from vendors for returned products and certain vendor allowances reflected as reductions in accounts payable in the Company's balance sheets because the Company has the right of offset against amounts owed to vendors for merchandise purchases. An allowance is recognized for these receivables in an amount equal to the anticipated future write-offs based on historical experience and other factors. The allowances for these amounts due to the Company were $274,000 and $437,000 as of January 31, 2009 and February 2, 2008, respectively.

        Inventories    Inventories are stated at the lower of weighted average cost (which approximates the first-in, first-out cost) or market. Inventories consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, certain vendor allowances, and other valuation reserves. Valuation reserves are established based primarily on forecasted consumer demand, inventory aging and obsolescence.

        Property and Equipment    Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Major additions, replacements and improvements are capitalized. Depreciation and amortization have been computed using the straight-line method for financial reporting purposes and an accelerated method for income tax reporting purposes.

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

        Long-Lived Assets    All long-lived assets are reviewed at least annually or when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows to be generated by those assets are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value. Fair value is based on appraisals or other reasonable methods to estimate value. The Company follows the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Goodwill and Other Intangible Assets    Goodwill represents the excess of purchase price over fair value of net assets acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset may be impaired, in the same manner as other long-lived assets. The Company tested its goodwill in the fourth quarters of fiscal 2008, 2007 and 2006 with the fiscal 2008 test resulting in an impairment charge of $6.5 million. Refer to Note 4 of our consolidated financial statements for additional discussion regarding goodwill and other intangible assets.

        Intangible assets with indefinite lives are tested for impairment at least annually or whenever an event has occurred that would more likely than not reduce fair value below the carrying amount. The fair value of the Company's intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

        Subsequent to the acquisition of Overton's, the Company determined that it has two reporting units for purposes of impairment testing—Retail and Direct.

        Stock-Based Compensation    Effective the beginning of fiscal 2006, the Company adopted the fair-value recognition provisions of the Financial Accounting Standards Board's Statement No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under the Company's employee stock purchase plan. The Company adopted the provisions of SFAS No. 123R, using the modified-prospective

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

transition method. Under this transition method, stock-based compensation expense was recognized in the Company's financial statements for granted, modified, or settled stock options and for expense related to the employee stock purchase plan.

        Net Income (Loss) per Share    Statement of Financial Accounting Standards No. 128, Earnings per Share (EPS), requires dual presentation of basic EPS and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible securities.

        Outstanding options and convertible securities to purchase shares of the Company's common stock were not included in the diluted EPS calculation for all years presented in the financial statements, as they were antidilutive. The shares of common stock subject to potential issuance as a result of these outstanding securities totaled 2,236,847; 3,507,113; and 3,945,475 as of January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

        Revenue Recognition    Revenue from retail sales is recognized at the time of sale. Revenue generated from sales is reduced by a reserve for estimated returns. The estimated returns reserve is based upon historical experience. Revenue from layaway sales is recognized upon receipt of final payment from the customer. Revenue does not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

        For internet and catalog generated revenue, the Company recognizes revenue at the time of shipment from its distribution center or from its factory direct vendors' distribution center. The Company records sales generated as a result of the Company's factory direct or drop ship arrangements when the third-party factory direct vendor confirms to the Company the shipment to the Company's customer. The Company's sales terms are FOB Shipping Point and as such, title passes to the customers upon shipment. With respect to Direct segment sales where shipment occurs from the Company's supplier's facilities, the Company recognizes revenue on a gross basis in accordance with guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Vendor Incentives    The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates, new store purchases, cooperative advertising allowances, and other purchase discounts. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under this guidance, the presumption is that cash consideration received from a vendor should be classified as a reduction of cost of sales when the inventory is sold. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of the cost incurred.

        Leases    The Company leases all of its store locations, distribution or fulfillment centers and corporate offices. The Company accounts for its leases under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, subsequent amendments, and appropriate ETIF guidance, which require that the Company's leases be evaluated and classified as operating or capital leases for financial reporting purposes. All store leases, except for one, are treated as operating leases for financial reporting purposes.

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

        Historically, the Company typically has received tenant improvement allowances from the property landlord to fund leasehold improvements. Such allowances were minimal in all years presented. The Company records these allowances in a deferred rent liability account. These credits are amortized on a straight-line basis, as a reduction to rent expense, over the same period as rent expense described above.

        Extended Warranty Program    The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties.

        The Company offers a limited extended warranty program primarily for firearms. Prior to October 2007, customers could purchase one year of coverage above and beyond the manufacturer's warranty period. Beginning in October 2007, a one-year extended warranty has been included in the purchase of a firearm. Under the terms of the old and new warranty programs, revenue has been deferred and is recognized over the expected service delivery periods. The deferred revenue amount for warranties at January 31, 2009 and February 2, 2008 was $363,000 and $741,000, respectively.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Store Closures    In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for closing expenses when these liabilities are incurred. Reserves for store closures are established by calculating the present value of the remaining lease obligation, if any, adjusted for estimated sub-tenant rental income and any contractual lease buyouts. Expenses associated with these costs are reflected in "exit costs, impairment and other charges" on the accompanying statement of operations. The remaining lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line rent. Store furniture and equipment are either transferred at historical cost to another location, written down to their net realizable value and sold or written down to zero if the Company does not expect to transfer or sell the assets. When a store is identified for closure, the amortization of store leasehold improvements is accelerated over the estimated remaining life of the store. Refer to Note 11 for a discussion of these charges.

        Gift Cards    Revenues from cash received from gift cards and gift certificates (gift cards) are deferred and are recognized upon redemption. In the fourth quarter of fiscal 2005, the Company changed its method of extinguishing unredeemed gift card liabilities pursuant to guidance and views published by the Securities and Exchange Commission (the Commission) in December 2005. The Company now records the extinguishment of unredeemed gift card liabilities based on actual redemptions for the purchase of goods or services. Previously, the Company recorded the extinguishment of unredeemed gift card liabilities at the point of gift card issuance. The difference between these methods was not material and accordingly, there was no material impact on net earnings, cash flows or financial position as a result of the change.

        Based on guidance and views published by the Commission, the Company records the extinguishment of unredeemed gift card liabilities as revenue in the accompanying statement of operations. Unredeemed gift cards recorded as revenue as described above totaled $2,042,000, $1,310,000 and $1,247,000 in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 includes $888,000 of revenues due to an approximately 100 basis point increase in the Company's estimated breakage rate.

        Advertising Costs    Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Gross advertising expense, including the amortization of catalog costs of the Direct segment, was $37,243,000, $26,295,000 and $23,004,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Certain advertising allowances received from non-merchandise vendors are recorded as a reduction to advertising expense and were $260,000, $77,500 and $147,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Included in "Prepaids and other current assets" in the Company's balance sheet are prepaid advertising expenses of $3,636,000 and $4,087,000 as of January 31, 2009 and February 2, 2008, respectively.

        The Direct segment incurs significant catalog costs in conducting the direct marketing business, typically in the first and second quarter of the fiscal year related to Overton's activities and in the third and fourth quarters of the fiscal year since the launch of the catalog and internet operations of the Gander Mountain brand. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, these costs are prepaid and amortized ratably over the life of the catalog based on historically based revenue patterns.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Store Pre-opening Expenses    All start-up costs, such as payroll, rent, travel, and marketing costs, associated with the opening of new stores are expensed as incurred.

        Income Taxes    Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities at currently enacted tax rates. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

        Fair Value of Financial Instruments    The carrying amounts of the Company's financial instruments, primarily debt instruments, approximate fair value at January 31, 2009 and February 2, 2008.

        Software Implementation Costs    The Company capitalizes the costs of external contractors as well as labor costs associated with the implementation of significant information technology infrastructure projects. This is based on external costs and on actual internal labor rates per person including benefits, for all the time spent in the implementation of the software in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In fiscal 2008, fiscal 2007 and fiscal 2006, the Company recorded approximately $4,974,000, $3,063,000 and $967,000, respectively, in costs for its significant software implementation project, including $172,000, $213,000 and $78,000 in internal labor costs, respectively.

        Recent Accounting Pronouncements are as follows:

        FIN 48    In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. The recognition threshold requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on the Company's tax returns that do not meet these recognition and measurement standards. FIN 48 was effective as of the beginning of the first quarter of fiscal 2007. As of January 31, 2009 and February 2, 2008, the Company does not believe that reserves for uncertain income tax positions need to be recorded pursuant to FIN 48. As a result, and due to the Company's full valuation allowance, it does not have any unrecognized tax benefits. Thus, the Company's adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

        SFAS No. 157    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, a Financial Accounting Standards Board Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 as of February 3, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption of the applicable provisions of SFAS No. 157 did not have a material impact on the Company's results of operations, cash flows, or financial position. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on its results of operations, cash flows, or financial position.

        SAB No. 108    In September 2006, the Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for fiscal 2006. The adoption of this statement did not have a material impact on the Company's results of operations, cash flows or financial position.

        SFAS No. 159    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the "Fair Value Option"). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. The Company has elected not to adopt SFAS No. 159.

        SFAS No. 141R    In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces FAS No. 141. FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. In addition, under SFAS No. 141(R) adjustments associated with changes in tax contingencies that occur after the one -year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. The Company will adopt SFAS No. 141(R) for any business combinations occurring after January 1, 2009.

        SFAS No. 161    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 beginning in the first quarter of fiscal 2009. The Company does not expect SFAS No. 161 to have a material impact on its results of operations, cash flows, or financial position.

        FSP No. FAS 142-3    In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on its consolidated financial statements.

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

        The acquisition of Overton's enabled the Company to accelerate its strategy to reach customers through an integrated, multi-channel approach utilizing catalogs, websites and retail stores. Overton's continues to operate under the Overton's brand as a wholly-owned subsidiary of the Company.

        In November 2008, a previous non-compete agreement entered into by Overton's was terminated. As a result, there are no further restrictions on the Company's ability to utilize the Overton brand in connection with the marketing and selling of hunting related products or the driving of consumer traffic to the Company's retail stores.

        Overton's results of operations are included in the Company's statement of operations from the acquisition date. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The acquisition of Overton's was not material to Gander Mountain Company and therefore the Company has not provided pro-forma financial information. The total $72.3 million purchase price was comprised of the following (in thousands):

Cash paid	$70,000
Present value of deferred payments	1,479
Direct costs	853

Total Purchase Price	$72,332

        The deferred payments require a $900,000 payment in each of June 2009 and June 2010. The liability was discounted using a long term borrowing rate with an adjustment for risk premium. Direct

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 3. Business Acquisitions (Continued)

costs include mainly legal and accounting fees, business valuation and other external costs directly related to the acquisition.

        Purchase price allocation:    In accordance with SFAS No. 141, the total purchase price was allocated to Overton's net tangible and intangible assets and liabilities based upon their fair values as of December 6, 2007. This allocation was preliminary. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The Company employed the services of an independent valuation specialist to assist in the valuation and allocation of goodwill resulting from the acquisition. The following represents the original allocation in fiscal 2007 of the purchase price to the acquired net assets of Overton's and the associated estimated useful lives (amounts in thousands):

	Amounts	Estimated Useful Life
Net tangible assets	$11,487	—
Property and equipment	1,020	2 - 5 years
Tradenames/Trademarks	21,223	Indefinite
Noncompete agreement	1,927	3 years
Customer relationships	1,506	7 years
Goodwill	42,282	Indefinite
Deferred tax liabilities	(7,113)	—

	$72,332

        This allocation was adjusted in the second quarter of fiscal 2008, based on the final valuation by the independent appraiser. It resulted in the following adjustments made only to goodwill and intangible assets:

Asset	Purchase Price Allocation February 2, 2008	Purchase Price Allocation August 2, 2008	Increase (Decrease)
	(in thousands)
Customer relationships	$1,506	$754	$(752)
Noncompete agreement	1,927	1,178	(745)
Tradenames	16,251	13,159	(3,092)
Trademarks	4,972	4,207	(765)
Goodwill	42,282	47,640	5,358

Goodwill and Intangible Assets	$66,938	$66,938	$—

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

value from the utility of the Overton's brand for the foreseeable future. The Company will continue to use the Overton's long-standing brand awareness and reputation in growing and expanding its Direct business. The intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Acquisition of Retail Competitor

        In September 2007, the Company acquired a competitor's business consisting of a retail store that was selling similar outdoor lifestyle products and which was located within close proximity to one of the Company's retail stores. The purchase price paid in cash was $7.1 million including transaction costs. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $3.7 million. An impairment charge was taken in the fourth quarter of fiscal 2008 and this goodwill was written-off. Refer to Note 4 for a further discussion.

        The Company closed the competitor's store and transferred the operation and assets to the Company's location soon after the purchase. Results of the acquired business have been included in the Company's operations from the date of the acquisition.

Note 4. Goodwill and Intangible Assets

        The Company accounts for goodwill according to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As of January 31, 2009 and February 2, 2008, the reported goodwill and intangible assets are as follows:

	Gross cost—by reporting segment			Less: Accumulated amortization
							Net Amount
	Retail	Direct	Total	Retail	Direct	Total
As of January 31, 2009:
Goodwill(1)(2)	$—	$47,114	$47,114	$—	$—	$—	$47,114
Tradenames/Trademarks(1)	—	17,366	17,366	—	—	—	17,366
Noncompete agreement	400	1,178	1,578	—	(458)	(458)	1,120
Customer relationships	—	754	754	—	(110)	(110)	644

Goodwill and intangible assets	$400	$66,412	$66,812	$—	$(568)	$(568)	$66,244

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

	Gross cost—by reporting segment			Less: Accumulated amortization
							Net Amount
	Retail	Direct	Total	Retail	Direct	Total
As of February 2, 2008:
Goodwill(1)(2)	$8,064	$42,282	$50,346	$(1,543)	$—	$(1,543)	$48,803
Tradenames/Trademarks(1)	—	21,223	21,223	—	—	—	21,223
Noncompete agreements	1,046	1,927	2,973	(484)	(100)	(584)	2,389
Customer relationships	—	1,506	1,506	—	(20)	(20)	1,486

Goodwill and intangible assets	$9,110	$66,938	$76,048	$(2,027)	$(120)	$(2,147)	$73,901

(1)
These assets have indefinite lives and are not amortized for financial reporting purposes.

(2)
Goodwill amounts prior to the Overton's acquisition will continue to be amortized for tax purposes. The Company's Retail segment also continues to amortize goodwill for tax purposes. The Company's amortizable goodwill for tax purposes is approximately $14.9 million as of January 31, 2009.

        As of January 31, 2009, the Company expects amortization expense for intangible assets in future periods to be as shown below (in thousands):

Fiscal Year	Amortization Amount
2009	$888
2010	421
2011	94
2012	94
2013	94
thereafter	173

$1,764

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

        The Company's goodwill impairment testing followed the two step process defined in SFAS No. 142. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. For the year ended January 31, 2009, the Company recorded a non-cash impairment charge for its goodwill in its Retail reporting unit of $6.5 million. The fair value of the Direct reporting unit exceeded its carrying value by approximately

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

6% and did not require step two to be performed. There was no goodwill impairment charge in fiscal 2007 or fiscal 2006.

        The fair value of the Retail and Direct reporting units determined under step 1 of the goodwill impairment test was based on a discounted cash flow analysis using forward-looking projections of estimated future operating results and was supported by a methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization multiples. The discount rates used represented our best estimate of a weighted-average cost of capital and were determined with the assistance of an independent valuation expert.

        Management's determination of the fair value of each reporting unit incorporates multiple assumptions, including expected future cash flows, the level of the Company's share price, future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. The Company has reconciled the Company's fair value to its market capitalization as of the date of the impairment testing. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) future sales volumes and expense forecasts, (ii) working capital and capital expenditures needs and (iii) risk-adjusted discount rates.

        The activity in the Company's goodwill and intangible asset accounts for fiscal 2007 and fiscal 2008 was as follows:

	Retail segment			Direct segment
	Goodwill	Intangibles	Total	Goodwill	Intangibles	Total	Consolidated
Balances, February 3, 2007	$2,837	—	$2,837	$—	$—	$—	$2,837
Purchase of competitor	3,389	250	3,639	—	—	—	3,639
Purchase of Overtons	—	—	—	42,282	24,656	66,938	66,938
Acquisition of dealerships	295	312	607	—	—	—	607
Amortization	—	—	—	—	(120)	(120)	(120)

Balances, February 2, 2008	$6,521	$562	$7,083	$42,282	$24,536	$66,818	$73,901
Final purchase price allocation—Overton's	—	—	—	5,358	(5,358)	—	—
Deferred taxes related to Overton's	—	—	—	(1,543)	—	(1,543)	(1,543)
Amortization	—	(162)	(162)	—	(448)	(448)	(610)
Additional costs	(7)	—	(7)	1,017	—	1,017	1,010
Impairment charge	(6,514)	—	(6,514)	—	—	—	(6,514)

Balances, January 31, 2009	$—	$400	$400	$47,114	$18,730	$65,844	$66,244

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 5. Credit Facility

        The Company has maintained a revolving credit facility with Bank of America, N.A. since 2001. On August 15, 2007, the Company agreed with Bank of America, N.A., as agent, and the lenders named therein, to increase its revolving credit facility to $345 million from $275 million, with an option to increase the revolving facility by another $55 million subject to certain terms and conditions. The amended facility also extended the maturity date for the revolving and term loan, by three years, to June 30, 2012. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender's prime commercial lending rate, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on the Company's EBITDA, as defined in the credit agreement. The Company's obligations under the credit facility are secured by interests in substantially all of its assets.

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

        The table below summarizes pertinent information regarding the Company's credit facility with Bank of America, N.A. for the three years ended January 31, 2009:

	January 31, 2009	February 2, 2008	February 3, 2007
	(in 000's)
Maximum credit facility available	$345,000	$345,000	$275,000
Revolver and Term Loan A balance	$204,514	$246,013	$168,485
Term loan B balance (in long-term)	$37,500	$40,000	$—
Outstanding letters of credit	$9,735	$7,271	$9,619
Borrowing availability	$23,318	$22,313	$51,299
Interest rate at year end on credit facility	3.0%	6.3%	7.3%
Agreement maturity	June 2012	June 2012	June 2009

Credit Facility Amendment and Long Term Note Payable in Connection with Overton's Acquisition

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

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 5. Credit Facility (Continued)

        Term Loan B has a four year maturity. As of January 31, 2009, the required principal payments remaining under Term Loan B are reflected in the table in Note 6 below. Interest on Term Loan B will be on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding. Term Loan B may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests. The Company will not have the ability to exercise the $55.0 million accordion feature under its revolving credit facility while Term Loan B is outstanding. All of the proceeds of Term Loan B were used by the Company to finance the acquisition of Overton's. The amendment and restatement does not change the interest rates applicable to revolving advances or the Company's previously outstanding term loan.

        David C. Pratt, the Company's chairman and interim chief executive officer, and Holiday Stationstores, Inc., an affiliate of Ronald A. Erickson, the Company's vice chairman, and Gerald A. Erickson, a director of the Company, provided guaranties of the Term Loan B to Bank of America in connection with the financing. Mr. Pratt is guaranteeing up to $40.0 million while Holiday is separately guaranteeing up to $9.9 million of the Term Loan B. Neither Mr. Pratt nor Holiday received any consideration in exchange for their guaranties.

Covenants

        Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The covenants also limit the Company's annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict the Company's ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of January 31, 2009 and February 2, 2008.

Note 6. Long Term Debt

        The Company's long term debt consists of the following, as of:

	January 31 2009	February 2, 2008
	(in 000's)
Term loan B	$37,500	$40,000
Equipment financing notes	13,492	16,659
Capitalized lease obligations	13,390	14,213
Term notes—related parties	10,000	—
Obligation from acquisition	1,649	1,548

Total debt obligations	76,030	72,420
Less: amounts due within one year	(25,628)	(8,247)

Long term debt	$50,402	$64,173

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 6. Long Term Debt (Continued)

        Term Loan B—The Company secured a $40 million term loan with a final maturity date of September 30, 2011, in connection with the acquisition of Overton's. Refer to Credit Facility Amendment and Long Term Note Payable in Connection with Overton's Acquisition in Note 5 for a more detailed discussion. As of January 31, 2009, the required principal payments remaining under Term Loan B are reflected below.

Due Date	Principal Due
(in 000's)
July 31, 2009	$2,500
December 31, 2009	5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250

$37,500

        Equipment financing notes.    During fiscal 2007, the Company entered into agreements with two banks that allowed it to finance capital expenditures of certain new stores under long-term, secured financing arrangements. In June 2007, in exchange for $7.3 million, the Company issued a promissory note carrying a fixed interest rate of 8.7% and a five year repayment term. In September 2007, in exchange for $5.5 million, the Company issued a promissory note carrying a fixed interest rate of 8.0% and a four year repayment term. Monthly payments of principal and interest are made under these notes, which are secured by certain property and equipment of 18 new stores opened in fiscal 2007, 2006 and 2005.

        In July 2006, the Company completed the purchase of an aircraft and financed $5.3 million of the $5.7 million purchase price with a term note. The term note matures in seven years and has a 7.26% fixed annual interest rate. The note is collateralized by the aircraft.

        Capitalized lease obligations.    The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. The leases vary from one to 15 years in term and require monthly payments of principal and interest. The Company also entered into a lease agreement in fiscal 2004 for a retail store that requires a maximum $150,000 quarterly payment obligation for 20 years from lease inception. The agreement also provides a bargain purchase option at the end of the lease term, as defined. The required payment obligation is reduced by allowable sales tax credits that the Company earns under a related site development agreement.

        Short Term Notes Payable—Related Parties.    In June 2008, Bank of America, N.A. adjusted the Company's advance rates downward, on average approximately 160 basis points, in response to general retail environment conditions. In order to maintain appropriate levels of availability under its secured credit facility, on June 9, 2008, the Company entered into a $10 million term loan with its two major shareholders. Amounts advanced under the agreement had an original maturity date of December 31, 2008, bear interest at LIBOR plus 1% and may be prepaid and re-borrowed without penalty until the maturity date. The maturity date was extended to March 31, 2009 and thereafter extended to June 30, 2009. There were no material transaction costs associated with the extension.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 6. Long Term Debt (Continued)

        The loans are unsecured and the loan agreement contains no restrictive covenants. Proceeds from the loans were used to reduce outstanding borrowings under the credit facility. The lenders under the agreement are Gratco LLC, an affiliate of David Pratt, the Company's chairman and interim chief executive officer, and Holiday Companies, an affiliate of Ronald A. Erickson, the Company's vice chairman, and Gerald A. Erickson, a director of the Company.

        Acquisition obligation—In connection with the acquisition of Overton's, the Company incurred an obligation consisting of a $900,000 payment due June 2009 and a $900,000 payment due June 2010. The outstanding balance at January 31, 2009 represents the present value of that obligation using a 10% discount factor.

Note 7. Equity Financing

Unregistered Sale of Equity Securities Issued in Connection with the Acquisition of Overton's

        On December 6, 2007, the Company entered into Stock Purchase Agreements (the "Stock Purchase Agreements") with Gratco, LLC ("Gratco"), an entity controlled by David C. Pratt, the Company's chairman and its current interim chief executive officer, and with Holiday Stationstores, Inc, ("Holiday") an entity controlled by Ronald Erickson and Gerald Erickson, members of the Company's board of directors. Pursuant to the agreements, the Company sold an aggregate of 4,067,797 shares of common stock at $5.90 per share for an aggregate purchase price of $24.0 million. Gratco purchased 3,065,000 shares for a purchase price of $18.1 million and Holiday purchased 1,002,797 shares for a purchase price of $5.9 million. The net proceeds were used to partially fund the purchase price of the Company's acquisition of Overton's.

Unregistered Sale of Equity Securities and Conversion of Convertible Subordinated Note

        On December 8, 2006, the Company agreed with the holder of its $20.0 million floating rate convertible subordinated note due August 15, 2010 to amend and restate the note in order to (i) eliminate the right to convert the note into shares of the Company's common stock and to (ii) eliminate the floating rate feature of the note and fix the interest rate at 6.75% per year, a reduction of 25 basis points. The holder of the note was a trust, the annual income beneficiary of which is the Company's chairman and its current interim chief executive officer, David C. Pratt. Following the amendment of the note, the trust assigned the note to a newly formed limited liability company managed by Mr. Pratt and comprised of certain Pratt family trusts, the current beneficiaries of which are Mr. Pratt or members of his immediate family.

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

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 7. Equity Financing (Continued)

        The modifications to the note and subsequent tendering and cancellation of the note in a short time period was deemed to be an in-substance conversion and, in effect, represented a modification to the conversion price. Accordingly, the Company recorded a non-cash debt conversion charge in fiscal 2006 in the amount of $9.0 million. This charge was required because the note was tendered as consideration for equity shares and the Company issued additional shares beyond the number of shares issuable in the original note agreement. U.S. generally accepted accounting principles require that the resulting incremental 1.03 million shares issued, valued at the $8.77 fair value, be reflected as a debt conversion charge in the Company's statement of operations.

Note 8. Shareholders' Equity

        Upon completion of the Company's initial public offering in April 2004 and the filing of its Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.

        Common Stock    Holders of the Company's common stock are entitled to one vote per share in the election of directors and on all other matters on which shareholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Subject to the terms of any outstanding series of preferred stock, the holders of common stock are entitled to dividends in amounts and at times as may be declared by the board of directors out of funds legally available. Upon the Company's liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

        In November and December 2007, the Company accepted the tender of outstanding shares of common stock in exchange for the cancellation of the outstanding notes receivable from three shareholders and former officers of the Company that became due and payable. Accordingly, and in accordance with the original purchase agreement, the Company has cancelled and removed $4,100,000 of notes receivable and decreased its common stock and additional paid-in-capital accounts. The Company cancelled 428,928 shares of outstanding common stock in connection with this event.

        Preferred Stock    The Company's 5,000,000 authorized shares of preferred stock can be issued in one or more series and with the designation and preferences for each series as are stated in the corporate resolutions providing for these preferences and designations, adopted by the Company's board of directors. The Company's articles of incorporation authorize its board of directors to determine the voting, dividend, redemption and liquidation preferences and limitations pertaining to the series. The board of directors, without shareholder approval, may issue preferred stock with voting rights and other rights that could adversely affect the voting power of the holders of the Company's common stock and could have certain anti-takeover effects. The Company has no present plans to issue any shares of preferred stock.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation

        Plans    The Company provides to its employees, including executive management and members of the Company's board of directors, stock-based compensation awards as a long-term incentive. The Company has issued options to purchase shares of common stock at various times and under different stock option plan and non-plan programs.

        In February 2004, the Company adopted the 2004 Omnibus Stock Plan, which, as amended, authorizes the granting of stock-based awards up to 4,000,000 shares of common stock. This plan was originally approved by shareholders in March 2004 and an amendment and restatement of this plan, including an increase in the number of available shares, was approved by shareholders in June 2005. Under this plan, awards may be made to employees, directors, and consultants. The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights and other stock awards. Under this plan, as of January 31, 2009, there were 2,117,632 options to purchase common stock outstanding, with a weighted average exercise price of $8.59 and a weighted average remaining life of 6.4 years. The options granted under this plan, for which the vesting was not accelerated, typically vest in three or four equal annual increments from the date of grant.

        In February 2002, the Company implemented the 2002 Stock Option Plan, a compensatory nonqualified stock option plan for certain store and office management personnel. As of January 31, 2009, there were 119,215 options outstanding under this plan to purchase the Company's common stock with the ability to exercise being contingent upon the attainment of a $32.06 per share price for its common stock as of the end of a fiscal year based upon the higher of the closing price on the last day of the fiscal year or a five-day trailing average stock price taken at that time. The options have a 10-year life and vest in equal annual increments over three years beginning June 30, 2004, subject to the Company meeting the targeted stock price of $32.06 per share at a fiscal year end. The exercise price is $4.47 per share. The Company is no longer authorized to grant any awards under the 2002 Stock Option Plan.

        Certain approved awards were granted in fiscal 1998 and fiscal 2002 and were not under a specific option plan program. As of February 2, 2008, the Company had outstanding 620,916 options to purchase common stock from these non-plan awards. These awards were forfeited and cancelled in fiscal 2008.

        As of January 31, 2009 and February 2, 2008, there were a total of 2,236,847 and 3,507,113 options to purchase common stock outstanding, respectively, under all of the Company's stock option plans and non-plan stock options, with a weighted average exercise price of $10.06 and $10.14, respectively, and a weighted average remaining life of 6.6 and 7.0 years, respectively.

        Stock-Based Compensation Expense    Under SFAS 123R, the amount of compensation expense for stock-based awards to be recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Cost is recognized using a straight-line amortization method over the requisite service period, which typically is the vesting period.

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

stock options have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can affect the fair value estimate materially, the existing models may not provide a reliable single measure of the fair value of the Company's employee stock options. The Company will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time. These changes could result in modifications to these assumptions and methodologies and thereby materially impact the Company's fair value determination. The fair value of each option grant under the Black-Scholes option-pricing model for the three years ending January 31, 2009 was based on the following assumptions:

	January 31, 2009	February 2, 2008	February 3, 2007
Average risk-free interest rate	3.07%	4.06%	4.69%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	60%	50 - 60%	50%
Expected life of stock options (years)	6	5 - 6	5

        A summary of the activity of the Company's stock option plans for each of the three fiscal years in the period ended January 31, 2009 is presented below:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
Outstanding— beginning of year	3,507,113	$10.14	3,945,475	$10.16	3,680,804	$10.84
Granted	112,000	4.64	565,500	11.35	705,709	6.89
Exercised	(2,877)	5.59	(323,543)	9.07	(3,637)	6.67
Forfeited	(1,379,389)	6.43	(680,319)	7.83	(437,401)	10.72

Outstanding—end of year	2,236,847	$10.06	3,507,113	$10.14	3,945,475	$10.16

Weighted-average fair value of options granted during the year		$2.68		$5.60		$3.38
Aggregate intrinsic value of options exercised		$2,250		$1,237,108		$9,975

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

        The following tables summarize information about stock options outstanding, including those issued to management and other executives, as of January 31, 2009:

	All Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
$ 3.00 - 7.99	857,784	$5.61	$—	6.8 Years
8.00 - 11.99	840,687	10.40	—	6.9 Years
12.00 - 15.99	126,226	12.71	—	7.8 Years
16.00 - 19.99	295,000	16.00	—	5.2 Years
20.00 - 23.99	77,150	21.45	—	5.5 Years
24.00 - 24.40	40,000	24.40	—	5.2 Years

$ 3.00 - 24.40	2,236,847	$10.06	$—	6.6 Years

	Currently Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
$ 3.00 - 7.99	586,984	$5.98	$—	7 Years
8.00 - 11.99	662,879	10.39	—	6.6 Years
12.00 - 15.99	58,168	12.75	—	7.2 Years
16.00 - 19.99	295,000	16.00	—	5.2 Years
20.00 - 23.99	77,150	21.45	—	5.5 Years
24.00 - 24.40	40,000	24.40	—	5.2 Years

$ 3.00 - 24.40	1,720,181	$10.75	$—	6.4 Years

        As of January 31, 2009, there was approximately $1.2 million of total unrecognized stock-based compensation expense related to unvested option awards. Unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.2 years.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 10. Selected Balance Sheet Information (in thousands)

	January 31, 2009	February 2, 2008
Property and equipment consists of:
Building	$6,972	$6,972
Furniture and equipment	153,612	141,827
Leasehold improvements	66,329	66,102
Computer software and hardware	60,959	52,179

	287,872	267,080
Less: Accumulated depreciation and amortization	(125,692)	(98,395)

Property and equipment, net	$162,180	$168,685

	January 31, 2009	February 2, 2008
Other assets consists of:
Deferred loan costs	$6,790	$6,666
Other	167	1,295

	6,957	7,961
Less: Accumulated amortization	(5,021)	(4,385)

Other assets, net	$1,936	$3,576

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 10. Selected Balance Sheet Information (in thousands) (Continued)

        Depreciation and amortization expense for property and equipment, including property under capital leases, totaled $30,725,000, $26,788,000 and $21,975,000, for fiscal 2008, 2007 and 2006, respectively. As of January 31, 2009 and February 2, 2008, the cost of assets recorded under capital leases was $21,500,000 and $17,419,000, respectively, with related accumulated depreciation of $3,741,000 and $2,400,000, respectively.

	January 31, 2009	February 2, 2008
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$24,853	$29,223
Payroll and related fringe benefits	7,196	8,393
Sales, property and use taxes	9,138	5,219
Reserve for store exit costs	210	3,612
Lease related costs	1,874	1,593
Insurance reserves and liabilities	2,335	1,979
Advertising and marketing	133	1,745
Interest	742	938
Other accruals and current liabilities	8,975	7,904

Accrued and other current liabilities	$55,456	$60,606

	January 31, 2009	February 2, 2008
Other long-term liabilities consist of:
Deferred rent	$25,753	$25,898
Insurance reserves and other liabilities	1,645	1,499

Other long-term liabilities	$27,398	$27,397

Note 11. Exit Costs, Impairment and Other Charges

        The Company presented this caption in the consolidated statement of operations to aggregate various charges related to exiting certain stores, impaired assets or other charges for assets no longer used, as well as severance charges. The Company believes it is more meaningful to present these expenses on a separate line in the consolidated statement of operations when such expenses are material. Accordingly, the Company has reclassified these expenses in fiscal 2006 from selling, general

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 11. Exit Costs, Impairment and Other Charges (Continued)

and administrative expenses. Exit costs, impairment and other charges for each of fiscal 2008, fiscal 2007 and fiscal 2006 are detailed in the table below.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	in 000's
Expense Summary
Exit costs and asset impairment charges	(242)	$2,882	$458
Powersports related costs	952	696	—
Severance costs	158	1,636	—
Web site development costs	39	1,279

Exit costs, impairment and other charges	$907	$6,493	$458

        During the latter half of fiscal 2007, in response to changes in economic and retail industry conditions, management began efforts to streamline operating activities and took further actions designed to improve profitability. This included closing two unprofitable stores, a reduction in the stores and markets that sold the Company's powersports products and reductions in the workforce at its headquarters location in St. Paul. In addition, the Company recorded severance costs earlier in fiscal 2007 relative to two executive terminations. Also, as a result of the Overton's acquisition in December 2007, the Company wrote-off certain assets, whose use was discontinued, related to capitalized web site development costs that began earlier in fiscal 2007. The Company continued to incur similar type costs associated with these same activities in fiscal 2008, primarily because costs subsequent to the closing of a store will continue as sub-lease income is not sufficient to offset the closed-stores' costs in total and because the Company incurred exit costs associated with three stores closed and replaced by two new large-format stores in the first quarter of fiscal 2008.

        Exit costs and asset impairment charges.    Two unprofitable stores were closed in the fourth quarter of 2007. Additionally, during the first quarter of fiscal 2008, the Company closed three stores that were replaced by two new large-format stores. At the cease-use date the Company estimated the lease termination costs for the closed stores including future minimum lease payments, taxes, insurance and maintenance costs from the date of closure to the end of the remaining lease term. The calculation also includes a reduction for one of the stores for estimated sub-lease income. The liability for lease termination costs is discounted using a risk-adjusted risk-free rate. Asset impairment charges include the write-off of remaining net book value of fixed assets to their salvage value of zero. Other costs included in this category include accretion expense on liabilities for lease termination charges and other on-going residual costs of closed stores.

        During the third quarter of fiscal 2008, in an effort to improve gross margins in clearance activities, the Company re-opened one previously closed store and later re-opened two additional stores as retail outlet centers. The Company previously recorded charges and liabilities for the estimated present value of cash flows for the remaining lease terms for these three stores. The utilization of these assets and leases under an alternative use such as outlet centers was not considered or contemplated at the time we recorded the original charges. The Company believes the outlet center strategy will help achieve margin improvement and accordingly, the Company has reversed the lease termination liabilities of these three stores based on the expected cash flows of the stores as outlet centers. The

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 11. Exit Costs, Impairment and Other Charges (Continued)

reversal resulted in a credit to exit costs, impairment and other charges of $1.8 million in the third quarter of fiscal 2008.

        Powersports related costs.    In fiscal 2007, the Company began reducing the number of stores which carry and sell power boats and ATVs. This was based on evaluations of all stores' market potential with an intention to remain focused on those markets that would maximize profitability in this product line. Accordingly, it was necessary to record an impairment charge for the remaining net book value of certain equipment no longer used by those affected stores. This charge was $696,000 for fiscal 2007.

        In fiscal 2008, the Company decided it would continue this reduction in all stores which carry and sell these products. The Company expects to sell-through all remaining inventories of power boats and ATVs throughout fiscal 2009. Beginning in the fourth quarter of fiscal 2008, the Company has adjusted the estimated life of fixed assets and certain intangible assets associated with the powersports product lines, resulting in $475,000 in accelerated depreciation and amortization charges in the fourth quarter of fiscal 2008. The Company expects to record accelerated depreciation and amortization charges throughout fiscal 2009.

        Severance    Severance charges in fiscal 2007 amounted to $1,636,000 and included reductions in workforce in the general and administrative support areas and the termination of two executive officers. Severance was recorded in accordance with SFAS No. 146. The Company also incurrenced severance charges in fiscal 2008 related to an executive termination.

        Web site development costs    Beginning in the second quarter of fiscal 2007, the Company incurred and capitalized costs in connection with the preparation to launch a direct channel product offering through an e-commerce web site. This development continued into the fourth quarter of fiscal 2007. As the opportunity to acquire a company that would accelerate the direct channel strategy and provide significant e-commerce fulfillment capacity materialized and was consummated, it rendered the assets resulting from the development efforts useless and the net book value was written off to zero. Accordingly, the Company incurred a charge of $1,279,000 in fiscal 2007, of which $894,000 was in the fourth quarter. The Company also incurred a small charge in fiscal 2008.

        The activity in the Company's reserve for exit costs and other charges for fiscal 2008 is shown below:

FY 2008
in 000's
Reserve for exit costs and other charges
Balance—February 2, 2008	$3,612
Credits for three relocated stores, net	(1,206)
Accretion	209
Other expenses	759
Payments/reductions	(3,164)

Balance—January 31, 2009	$210

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 12. Self-Insurance Reserves

        The Company is self-insured for a portion of its workers' compensation, health, general liability, auto, and property insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering the frequency and severity of claims, claim development history and settlement practices. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions and historical trends. As of January 31, 2009 and February 2, 2008, these reserves were $3,271,000 and $3,029,000, respectively, and, were included in accrued liabilities and other long term liabilities in the balance sheet. The Company's liability for workers' compensation is discounted at a rate of 7% for the three years ending January 31, 2009, as payments are projected to be made over an extended period of time.

Note 13. Income Taxes

        Under SFAS No. 109, "Accounting for Income Taxes," income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

        The Company's tax provision in fiscal 2008 and fiscal 2007 primarily represents minimum or net worth taxes due in various states. Some states have adopted an adjusted gross receipts tax. The Company has no provision for Federal income tax for the three fiscal years ending January 31, 2009 due to accumulated operating losses. The Company determined that realization of the tax benefit related to the net deferred tax assets was uncertain. Accordingly, a valuation allowance was recorded for the entire balance of the net current and non-current deferred tax assets as of January 31, 2009 and February 2, 2008. The Company's effective tax rate for the three years ending January 31, 2009 differs from statutory rates as follows:

	January 31, 2009	February 2, 2008	February 3, 2007
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	(1.5)%	(1.3)%	6.0%
Other, net	(2.1)%	(0.9)%	0.0%
Valuation allowance	(35.0)%	(34.2)%	(40.0)%

Effective income tax rate	(4.6)%	(2.4)%	0.0%

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 13. Income Taxes (Continued)

        Components of deferred tax assets are as follows: (in 000's)

	January 31, 2009	February 2, 2008
Net current deferred tax assets (liabilities):
Compensation-related	$1,345	$1,260
Inventory valuation	1,955	3,293
Insurance	1,239	1,072
Gift cards	2,508	1,985
Deferred revenue	145	296
Sales returns	253	297
Prepaid Expenses	(1,240)	(1,152)
Other	651	(40)

Total current deferred tax assets	6,856	7,011
Valuation allowance	(6,856)	(7,011)

Net current deferred tax assets	$—	$—

Net noncurrent deferred tax assets (liabilities):
Net operating loss carryforwards	$37,570	$34,561
Tax credit carryforwards	68	134
Fixed assets	(21,545)	(19,947)
Rent expense	4,655	4,568
Intangible assets	(1,805)	(5,995)
Other	9	10

Total noncurrent deferred tax assets	18,952	13,331
Valuation allowance	(24,906)	(20,444)

Net noncurrent deferred tax assets (liabilities)	$(5,954)	$(7,113)

        The Company has federal net operating loss carry-forwards of approximately $100.1 million expiring between 2021 and 2029.

        The Company determined that a "change in ownership," within the meaning of Section 382 of the Internal Revenue Code, occurred effective February 8, 2005. This change in ownership imposes a limitation on the amount of the Company's net operating losses that it may deduct for tax purposes in any given year. The amount of its net operating loss carry-forwards subject to the Section 382 limitation was $4.4 million at January 31, 2009. Unrestricted net operating losses carry-forwards were $95.7 million. The Company does not expect this limitation to materially impact its future tax provision for financial reporting purposes.

Note 14. Commitments and Contingencies

        Operating Leases    The Company leases retail, distribution center and corporate office properties under operating leases that have initial or remaining noncancellable terms exceeding one year. Most of the leases contain escalation clauses and require payment of real estate taxes, utilities and common

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 14. Commitments and Contingencies (Continued)

area maintenance costs. Most of the retail store property leases typically include one or more renewal options of typically 5 year periods each. Lease expense under these agreements was $75,631,000, $62,874,000 and $54,003,000 in fiscal 2008, 2007 and 2006, respectively. The Company recognizes rent expense on a straight-line basis beginning on the earlier of the commencement date of the lease or the date when it takes possession of the building for construction of leaseholds or the initial setup of fixtures and merchandise, and recognizes the excess of this expense over the cash payments as deferred rent in the "Long term liabilities" caption in the accompanying balance sheets.

        Capital Leases    The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. The leases vary from one to 15 years in term and require monthly payments of principal and interest. The Company also entered into a lease agreement in fiscal 2004 for a retail store that requires a maximum $150,000 quarterly payment obligation for 20 years from lease inception. The agreement also provides a bargain purchase option at the end of the lease term, as defined. The required payment obligation is reduced by allowable sales tax credits that the Company earns under a related site development agreement. The Company can not estimate the amount of these future credits and accordingly, has not reduced the obligations disclosed in the table below.

        Aggregate minimum lease and debt obligations as of January 31, 2009, under the Company's operating leases, capital leases and term notes, are as follows (in thousands):

	Total	Operating Leases	Capital Leases	Term Loan B	Short-Term Note	Equipment Notes	Acquisition Payments
Fiscal 2009	$104,699	$74,730	$4,349	$9,833	$10,425	$4,462	$900
Fiscal 2010	94,406	74,431	1,616	13,037	—	4,422	900
Fiscal 2011	95,674	72,891	866	19,350	—	2,567	—
Fiscal 2012	72,650	71,203	866	—	—	581	—
Fiscal 2013	74,734	70,058	866	—	—	3,810	—
Thereafter	413,666	406,685	6,981	—	—	—	—

	855,829	769,998	15,544	42,220	10,425	15,842	1,800
Less: Interest(1)	(9,801)	—	(2,156)	(4,720)	(425)	(2,349)	(151)

Outstanding principal obligations	$846,028	$769,998	$13,388	$37,500	$10,000	$13,493	$1,649

(1)
The interest obligation component on the variable-rate Term Loan B was calculated using 6.40%, the rate in effect at January 31, 2009.

        Purchase commitments    In the ordinary course of business, the Company utilizes standby and documentary letters of credit in connection with the importing of merchandise, as well as for insurance purposes. The Company also contracts for the purchase of various other goods and services, related primarily to marketing, advertising and information technology. These commitments are not recorded in the Company's financial statements in accordance with U.S. generally accepted accounting principles, as the goods or services under these commitments have not been received or consumed. As of January 31, 2009 and February 2, 2008, these outstanding commitments totaled $15.2 million and $11.7 million, respectively.

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

        Legal Proceedings    Various claims, lawsuits or other proceedings arising in the normal course of business may be pending against us from time to time. The subject matter of these proceedings typically relate to commercial disputes, employment issues, product liability and other matters. As of the date of this report, the Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations.

Note 15. Employee Benefit Plans

        The Company has a profit sharing and 401(k) savings plan that qualifies under Section 401(k) of the Internal Revenue Code covering substantially all full time employees. Under the profit sharing portion of the plan, annual contributions are discretionary and determined by management. The plan's 401(k) feature allows employees to make pretax contributions to their 401(k) accounts, of which the Company matches 100% of the first 3% of a participant's annual salary contributed to their account and 50% of the next 2% of the participant's annual salary contributed to their account. Company contributions to the plan under both the profit sharing feature and 401(k) feature were $1,090,000, $1,373,000 and $1,054,000, in fiscal 2008, 2007, and 2006, respectively.

        Overton's also offers a 401(k) retirement savings plan. All employees who meet certain age and employment service requirements are eligible to participate. Participating employees may elect to contribute 1% to 17% of their annual earnings, subject to tax law ceilings. The Company matches 100% of the first 3% of compensation that a participant contributes to the savings plan. Additional employer contributions can be made at the discretion of the board of directors. Company contributions for the 401(k) match were $125,900 and $13,000 in fiscal 2008 and fiscal 2007, respectively.

        In February 2005, the Company's board of directors approved the establishment of an employee stock purchase plan (ESPP) that enables substantially all full time employees to purchase common stock of the Company by contributions through payroll deductions. Purchases of common stock are made from accumulated employee contributions at the end of designated six-month purchase periods. Pursuant to the terms of the ESPP, the Company has currently established a 15% discount from the stock price on the designated purchase date. During fiscal 2008, fiscal 2007 and fiscal 2006, there were 134,165; 58,864 and 37,609 shares of common stock, respectively, issued under the plan at an average price of $2.91, $6.06 and $7.04 per share, respectively. The ESPP was temporarily discontinued after the December 2008 stock purchase.

        Refer to Note 9, "Stock-Based Compensation," for information on employee stock options.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 16. Supplemental Cash Flow Information

        Interest paid under all debt instruments as well as capitalized lease obligations was $17,572,000, $18,335,000 and $18,903,000 for fiscal 2008, 2007 and 2006, respectively. Income taxes paid approximated the tax provision reflected in the Company's consolidated statements of operations for all years presented.

        Non-cash transactions: In December 2006, the Company issued 2,280,502 shares of common stock as consideration for the cancellation of the Company's outstanding $20 million note payable.

        During fiscal 2008, fiscal 2007 and fiscal 2006, the Company purchased information technology equipment totaling $4.1 million, $3.6 million and $2.4 million, respectively, financed through capital lease transactions. Capital lease purchases are excluded from the caption "purchases of property and equipment" in the Company's statements of cash flows as they did not require the use of cash.

Note 17. Related-Party Transactions

        In December 2007 and December 2006 the Company engaged in equity and debt financing transactions with entities controlled by the Company's current chairman of the board and interim chief executive officer and entities controlled by two other members of the Company's board of directors. These transactions are described in more detail in Notes 5 and 7.

        Historically, but largely diminished since fiscal 2005, the Company has had significant transactions with Holiday Companies for various services. The Company believes that the terms and prices of any of these related party arrangements are no less favorable to the Company than would be the terms of comparable arrangements conducted at arms-length between unrelated parties.

        There were no material amounts due to Holiday Companies at either January 31, 2009 or February 2, 2008. Other related party transactions of the Company include:

  •
  The Company continues to lease retail space in one store location from Holiday Companies at current market rates. Total occupancy charges paid to Holiday Companies were $260,000, $241,000 and $345,000 in fiscal 2008, 2007 and 2006, respectively.

  •
  Holiday Companies guarantees future lease obligations of certain stores totaling $9,573,000 and $23,415,000 as of January 31, 2009 and February 2, 2008, respectively. The Company does not pay a fee for these guarantees.

  •
  During fiscal 2008, fiscal 2007 and fiscal 2006, the Company paid or accrued to Rex Realty, Inc., a company owned by the Company's chairman of the board and interim chief executive officer, approximately $240,000, $176,000 and $160,000, respectively, for aircraft fuel and other expenses related to the Company's use of Rex Realty Inc.'s corporate aircraft.

  •
  As of January 31, 2009 and February 2, 2008, the Company subleased aircraft hangar space from the Holiday Companies at an annual rate of $35,000.

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

anti-dilutive effect on loss per share. These shares of common stock subject to potential issuance as a result of these securities totaled 2,236,847; 3,507,113 and 3,945,475 as of January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

Note 19. Involuntary Conversion of Property and Equipment

        In June 2006, the Company incurred significant flood damage to the Company's Binghamton, New York store. The building was damaged and its contents were essentially declared a total loss. The Company was adequately insured to enable it to recover the retail value of its merchandise inventory and replace all of its property and equipment that was destroyed. For fiscal 2006, the Company recorded a gain from this involuntary conversion of assets of approximately $1,400,000. The insurance proceeds were reinvested in the store which re-opened on September 29, 2006.

Note 20. Segment Reporting

        Since the acquisition of Overton's, the Company has two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through its 118 retail stores, including three outlet centers, located in 23 states. The Direct segment is the internet and catalog operations of Overton's, offering primarily boating and watersports accessory products through numerous direct mail catalogs and its e-commerce websites, as well as the internet and catalog operations of Gander Mountain launched in fiscal 2008. The Company evaluated its operating and reporting segments in accordance with SFAS No. 131 and has considered the discrete financial information reviewed by the Company's chief operating decision maker in making decisions regarding allocation of resources and in assessing performance. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business.

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

        For the Direct segment, operating expenses primarily consist of catalog expenses, e-commerce advertising expenses, and order fulfillment expenses, as well as all expenses associated with the functional support areas of the Direct segment such as merchandising/buying, information technology, and finance/accounting.

        Segment assets and liabilities are those assets and liabilities directly used in the operating segment. For the Retail segment, assets primarily include inventory in the retail stores, fixtures, and leasehold improvements. For the Direct segment, assets primarily include inventory, goodwill and intangible assets, deferred catalog costs and fixed assets.

        The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements.

        Prior to December 6, 2007, the Company operated under one segment, Retail. Results by business segment are presented in the following table for fiscal 2008 and fiscal 2007.

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 20. Segment Reporting (Continued)

Statement of Operations data:

	13 Weeks Ended January 31, 2009			13 Weeks Ended February 2, 2008
	Retail	Direct	Total	Retail	Direct	Total
Sales	$322,031	$12,083	$334,114	$312,064	$5,540	$317,604
Depreciation and amortization	7,801	287	8,088	7,659	185	7,844
Exit costs, impairment & other charges	927	—	927	4,285	—	4,285
Goodwill impairment charge	6,514	—	6,514	—	—	—
Income (loss) from operations	19,719	(2,907)	16,812	12,455	(565)	11,890
Net income (loss)	$16,584	$(3,547)	$13,037	$7,025	$(1,206)	$5,819

	52 Weeks Ended January 31, 2009			52 Weeks Ended February 2, 2008
	Retail	Direct	Total	Retail	Direct	Total
Sales	$978,675	$85,894	$1,064,569	$963,863	$5,540	$969,403
Depreciation and amortization	30,120	1,402	31,522	27,470	185	27,655
Exit costs, impairment & other charges	907	—	907	6,493	—	6,493
Goodwill impairment charge	6,514	—	6,514	—	—	—
Income (loss) from operations	6,090	(2,892)	3,198	(10,754)	(565)	(11,319)
Net income (loss)	$(9,357)	$(6,140)	$(15,497)	$(30,608)	$(1,206)	$(31,814)

	As of January 31, 2009			As of February 2, 2008
	Retail	Direct	Total	Retail	Direct	Total
Balance Sheet data:
Total assets	$517,812	$95,308	$613,120	$587,320	$92,612	$679,932
Inventories	334,868	23,259	358,127	384,510	19,173	403,683
Goodwill & acquired intangible assets	400	65,844	66,244	7,083	66,818	73,901
Long term debt	$20,402	$30,000	$50,402	$26,673	$37,500	$64,173

Gander Mountain Company

Notes to Consolidated Financial Statements (Continued)

Note 21. Summary of Quarterly Results (Unaudited)

        The following tables present selected quarterly consolidated financial data for the periods ended as indicated (in thousands, except per share data). All fiscal quarters presented include 13 weeks. The Company's fiscal quarters end on the Saturday closest to the end of April, July, October and January.

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$207,662	$252,873	$269,920	$334,114	$1,064,569
Gross profit	42,029	67,483	69,760	91,217	270,489
Income (loss) from operations	(19,331)	(180)	5,897	16,812	3,198
Net income (loss)	(24,445)	(4,854)	765	13,037	(15,497)
Income (loss) applicable to common shareholders per share:
Basic and Diluted	$(1.02)	$(0.20)	$0.03	$0.54	$(0.64)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$175,749	$216,511	$259,539	$317,604	$969,403
Gross profit	33,877	51,536	70,094	85,247	240,754
Income (loss) from operations	(18,730)	(5,004)	525	11,890	(11,319)
Net income (loss)	(22,831)	(9,659)	(5,143)	5,819	(31,814)
Income (loss) applicable to common shareholders per share:
Basic and Diluted	$(1.14)	$(0.48)	$(0.25)	$0.25	$(1.52)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our interim chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Furthermore, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting and the report of our independent registered public accounting firm relating thereto included in Item 8 of this Form 10-K are incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

        Our management, with the participation of the interim chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the the fourth fiscal quarter of fiscal 2008. Based on that evaluation, the interim chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item 10 relating to our directors is incorporated herein by reference to the section titled "Proposal 1—Election of Directors" in our proxy statement, which will be filed no later than 120 days after January 31, 2009. The information required by this Item 10 relating to our executive officers is set forth under the heading "Executive Officers" in Item 1 of this report. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement, which will be filed no later than 120 days after January 31, 2009. The information required by this Item 10 under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Section titled "Proposal 1—Election of Directors—Committees of Our Board of Directors—Audit Committee" of our proxy statement, which will be filed no later than 120 days after January 31, 2009.

        We have adopted a code of business conduct and ethics for the guidance of our directors, officers, and partners, including our principal executive, financial and accounting officers and our controller. Our code of business conduct and ethics, along with other corporate governance documents, is posted on our website at www.GanderMountain.com. We intend to post on our website any amendments to, or waivers from, our code of business conduct and ethics. A copy of the code of business conduct and ethics can be obtained without charge by sending a written request to our Secretary at 180 East Fifth Street, Suite 1300, St. Paul, MN 55101.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item 11 is incorporated herein by reference to the sections titled "Executive Compensation," and "Proposal 1—Election of Directors—Compensation Committee Interlocks and Insider Participation," of our proxy statement, which will be filed no later than 120 days after January 31, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information related to security ownership required by this Item 12 is incorporated herein by reference to the section titled "Security Ownership of Principal Shareholders and Management" of our proxy statement, which will be filed no later than 120 days after January 31, 2009.

        The following table provides information as of January 31, 2009 for our compensation plans under which securities may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,236,847	$10.06	1,001,318
Equity compensation plans not approved by security holders	—	—	—

Total	2,236,847	$10.06	1,001,318

(1)
Consists of our 2002 Stock Option Plan, 2004 Omnibus Stock Plan and Employee Stock Purchase Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item 13 is incorporated herein by reference to the sections titled "Certain Relationships and Related Party Transactions," "Proposal 1—Election of Directors—Directors and Director Nominees" and "Proposal 1—Election of Directors—Director Independence" of our proxy statement, which will be filed no later than 120 days after January 31, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item 14 is incorporated herein by reference to the sections titled "Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Fees Billed By Ernst & Young LLP" and "Proposal 2—Ratification of the Independent Registered Public Accounting Firm—Approval of Independent Registered Public Accounting Firm Services and Fees" of our proxy statement, which will be filed no later than 120 days after January 31, 2009.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

  1.     Financial Statements.

        The following described financial statements are included in this report under Item 8:

    •
    Report of Independent Registered Public Accounting Firm on Financial Statements

    •
    Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008

    •
    Consolidated Statements of Operations for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

    •
    Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

    •
    Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

    •
    Notes to Consolidated Financial Statements

  2.     Financial Statement Schedule.    The following financial statement schedule is filed herewith:

    •
    Schedule II—Valuation and Qualifying Account

Valuation and Qualifying Accounts
(in 000's)

Description	Balance at Beginning of Period	Additions Charged to cost, expense	Deductions	Balance at end of period
Accounts Receivable Reserves(1) :
2008	$437	$280	$443	$274
2007	150	287	—	437
2006	970	150	970	$150
Inventory Reserves:
2008	2,418	1,413	1,506	$2,325
2007	1,972	706	260	$2,418
2006	1,702	1,563	1,293	$1,972
Sales Returns Reserves:
2008	620	—	102	$518
2007	580	40	—	$620
2006	$500	$80	$—	$580

    (1)
    Represents reserves for doubtful accounts related to amounts due from vendors that are reflected as reductions in accounts payable in our balance sheets as we have the right-of-offset against amounts owed to vendors for merchandise purchases.

  3.
  Exhibits.    The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2009.

GANDER MOUNTAIN COMPANY (Registrant)
By:	/s/ DAVID C. PRATT David C. Pratt Chairman of the Board and Interim Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors of GANDER MOUNTAIN COMPANY, a Minnesota corporation, do hereby make, constitute and appoint DAVID C. PRATT, ROBERT J. VOLD and ERIC R. JACOBSEN, and each or any one of them, the undersigned's attorney-in-fact, with full power of substitution, for the undersigned in any and all capacities to sign and affix the undersigned's name as such director and/or officer of said company to an Annual Report on Form 10-K or other applicable form, and all amendments thereto, to be filed by said company with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, with all exhibits thereto and other supporting documents, with said Commission, granting unto the attorney-in-fact, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2009.

Name	Title

/s/ DAVID C. PRATT David C. Pratt	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT J. VOLD Robert J. Vold	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ RONALD A. ERICKSON Ronald A. Erickson	Vice-Chairman of the Board
/s/ KAREN M. BOHN Karen M. Bohn	Director
/s/ MARSHALL L. DAY Marshall L. Day	Director

Name	Title

/s/ RICHARD C. DELL Richard C. Dell	Director
/s/ GERALD A. ERICKSON Gerald A. Erickson	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Specimen of common stock certificate(3)
4.2	Form of promissory note pursuant to the Term Loan Agreement dated as of June 9, 2008 among the Registrant, GRATCO LLC and Holiday Companies(17)
10.1	Stock Purchase Agreement, dated November 11, 2006, among the Registrant and the investors named therein(4)
10.2	Fourth Amended and Restated Loan and Security Agreement, dated December 6, 2007, among Gander Mountain Company, Bank of America, N.A., as agent, Bank of America Securities, LLC, as the lead arranger, Wells Fargo Foothill, Inc., as the syndication agent, The CIT Group/Business Credit, Inc., as collateral agent, General Electric Capital Corporation, as documentation agent, and the lenders named therein(5)
10.3	Term Loan Agreement, dated as of June 9, 2008, among the Registrant, GRATCO LLC and Holiday Companies(6)
10.4	Registration Rights Agreement among the Registrant and the shareholders listed in the schedule thereto dated March 11, 2004(7)
10.5	Description of Fiscal 2008 Executive Cash Incentive Program(14)
10.6	Employment Agreement dated January 9, 2009, by and between the Registrant and Michael Owens(11)
10.7	Intercreditor Agreement among Fleet Retail Finance, Inc., in its capacity as agent, Holiday Companies and the Registrant dated as of December 19, 2001(8)
10.8	Trademark Collateral Security and Pledge Agreement between the Registrant and Fleet Retail Finance, Inc. dated as of December 19, 2001(9)
10.9	Noncompetition Agreement between the Registrant and Cabela's Incorporated dated May 16, 1996(10)
10.10†	Form of Employment Agreement for the Registrant's Executive Vice Presidents(12)
10.11†	Form of Employment Agreement for the Registrant's Senior Vice Presidents(13)
10.12†	Revised Director Compensation Program(15)
10.13†	2002 Stock Option Plan(18)
10.14†	Amendment No. 1 to 2002 Stock Option Plan(19)
10.15†	Amended and Restated 2004 Omnibus Stock Plan(20)
10.16†	Form of Incentive Stock Option Agreement under 2004 Omnibus Stock Plan(21)
10.17†	Form of Non-Statutory Stock Option Agreement (Employee) under 2004 Omnibus Stock Plan(22)
10.18†	Form of Non-Statutory Stock Option Agreement (Director) under 2004 Omnibus Stock Plan(23)
10.19†	Employee Stock Purchase Plan(24)
14	Code of Conduct of the Registrant (as amended through June 7, 2005)(16)
21	Significant Subsidiaries of the Registrant*
23	Consent of Ernst & Young LLP*
24	Powers of Attorney (included with signatures)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer*
32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer*

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

(5)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on December 7, 2007.

(6)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report (File No. 0-50659) for the quarter ended May 3, 2008, filed with the Commission on June 17, 2008.

(7)
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

(11)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on January 13, 2009.

(12)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(13)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(14)
Incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on April 11, 2008.

(15)
Incorporated by reference to the description of this program included in the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on March 7, 2006.

(16)
Incorporated by reference to Exhibit 14 to the Registrant's Current Report on Form 8-K (File No. 0-50659), filed with the Commission on June 13, 2005.

(17)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q Report (File No. 0-50659) for the quarter ended May 3, 2008, filed with the Commission on June 17, 2008.

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