Form 10-K/A
period 2009-01-31
GANDER MOUNTAIN CO
filed 2009-06-01
CIK 1277475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

As of May 15, 2009, the number of shares of common stock outstanding was 24,195,735.

h

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to add Part III information that had been omitted from our Annual Report on Form 10-K for the year ended January 31, 2009 (the “Original Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2009.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains the complete text of Part III as amended.

Except as described above, we have not modified or updated other disclosures presented in the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 relating to our executive officers is set forth under the heading “Executive Officers” in Item 1 of the Original Annual Report.

DIRECTORS

The following table sets forth certain information regarding each of our directors:

Name	Age	Position	Director Since
David C. Pratt	64	Interim Chief Executive Officer, Chairman of the Board of Directors and Director	2005(1)
Ronald A. Erickson*	72	Vice Chairman of the Board of Directors and Director	1997
Marshall L. Day*	65	Lead Independent Director	2004
Karen M. Bohn*	55	Director	2004
Richard C. Dell*	63	Director	2004
Gerald A. Erickson*	72	Director	1997

*	Independent director
(1)

Mr. Pratt was originally elected to the board of directors in August 2005. He resigned from the board on December 8, 2006 in order to facilitate the submission of proposals in connection with certain financing transactions. Following completion of these financing transactions, Mr. Pratt was re-elected to the board on December 12, 2006.

David C. Pratt has served as our Chairman since December 2006 and as our Interim Chief Executive Officer since September 2008.  He is the former Chairman, President and Chief Executive Officer of United Industries, which he founded in 1969. He also is president of Rex Realty in Clayton, Missouri, and of DCP Investments, Inc., Three Forks Ranch Corp., Three Forks Aviation, Inc. and Three Forks Lodge, Inc. Mr. Pratt is also a minority owner of the St. Louis Cardinals major league baseball team.

Ronald A. Erickson is the Chief Executive Officer and Chairman of the Board of Directors of Holiday Companies, positions he has held since its formation in December 1992.  Mr. Erickson is also a member of the Board of Directors of Carriage Services, Inc., a public company engaged in the funeral services business.

Marshall L. Day served in various positions with Home Depot Inc. from 1986 through April 2000, serving as Senior Vice President—Finance from 1993 to 1995, Senior Vice President—Chief Financial Officer from 1995 to 1998 and Senior Vice President—Finance and Accounting from 1998 through April 2000. Since his retirement from Home Depot Inc. in April 2000, Mr. Day has served as an independent consultant.

Karen M. Bohn is currently President of Galeo Group LLC, a strategic management resource for companies in governance, philanthropy, strategy and management effectiveness. Previously, she held a variety of positions with Piper Jaffray Companies, most recently as Chief Administrative Officer and member of the Management Committee. From March 2007 to October 2007, Ms. Bohn was the Interim Managing Director of The Children’s Theater Company, the largest children’s theater in North America. She also serves on several corporate and non-profit boards, including Otter Tail Corporation, a public diversified utility company.

Richard C. Dell served as the Chief Executive Officer and a director of Ames True Temper, a manufacturer and marketer of non-powered lawn and garden tools and accessories, from January 2002 until his retirement in September 2008.  He has served as a director of Ames True Temper since January 2002.  Prior to joining Ames True Temper, Mr. Dell spent 27 years in a variety of positions at Newell Rubbermaid Inc., most recently as Group President.

Gerald A. Erickson has been a principal of Holiday Companies since its formation in December 1992 and has served on the Board of Directors and as Vice President of Holiday Companies since that time. Mr. Erickson also served as Vice Chairman of the Board of Directors of Holiday Companies from 2003 to 2007.

Mr. R. Erickson and Mr. G. Erickson are first cousins.  There are no other family relationships among our directors and executive officers.

Audit Committee of Our Board of Directors

Messrs. Day (Chair) and Dell and Ms. Bohn comprise our audit committee.  The purpose of our audit committee is to oversee the accounting and financial reporting processes of our company and the audits of the financial statements of our company.  Our audit committee’s function is one of oversight and, in that regard, our audit committee meets with our management and our independent registered public accounting firm to review and discuss our financial reporting and our controls regarding accounting and risk of material loss.

Our board of directors has determined that all members of our audit committee are “independent,” as that term is used in Section 10A of the Securities Exchange Act of 1934, as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market’s listing standards and as that term is defined by Section 301 of the Sarbanes-Oxley Act of 2002.  Our board of directors has determined that Mr. Day, the chair of our audit committee, is an “audit committee financial expert” as defined by SEC regulations.

CODE OF ETHICS

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder require directors and certain officers and persons who own more than ten percent of our common stock to file reports of their ownership of our common stock and changes in their ownership with the SEC.  To our knowledge, all reports required to be filed under Section 16(a) of the Securities and Exchange Act of 1934 were filed on a timely basis during fiscal 2008.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion of the material elements of the compensation program covering our chief executive officer, chief financial officer and the other highly compensated executive officers named in the Summary Compensation Table elsewhere in this Amendment, who are referred to in this Amendment as the named executives.  The named executives for fiscal 2008 include our former chief executive officer, Mark Baker, who resigned from this office on September 8, 2008; our interim chief executive officer, David Pratt, who is also the chairman of our board and who is serving in both of these capacities without compensation since his appointment as interim chief executive officer; and our former executive vice president of merchandising and marketing, Richard Vazquez, who resigned from this office on December 18, 2008.  The other three named executives for fiscal 2008 served as officers for the entire fiscal year.

Executive Compensation Objectives

The goal of our executive compensation program is to attract and retain motivated individuals who will lead our company to achieve long-term success and growth in shareholder value.  Toward this goal, we seek to base executive compensation on the level of job responsibility, individual performance and company performance, to align the interests of the named executives with those of our shareholders and to encourage the named executives to remain with our company.  We seek to reward current results and motivate long-term performance through a combination of cash and equity incentive awards that fulfill our performance, alignment and retention objectives.  We believe that our executive compensation program must remain competitive with the pay of other leading employers who compete with us for talent.

Compensation Committee Process

Our compensation committee retained independent compensation consultant Hewitt Associates LLC, a nationally recognized consulting firm with retail industry expertise, to provide our committee with information regarding peer company compensation programs.  The peer companies selected included mass merchants and specialty retail companies of various sizes.  The compensation committee viewed the information provided by the consulting firm as only one of a number of tools it utilized in assessing executive compensation.  The compensation committee did not apply a mechanical formula or target a specific amount relative to comparative data for each individual, nor did the committee target a specific amount or relative weight for each component of compensation.  Rather, the committee members considered all elements of compensation together and utilized their experience and judgment in determining the total compensation opportunity and mix of compensation elements appropriate for each executive officer in light of our compensation objectives.

Our compensation committee also regularly consults with our management, and our chief executive officer makes recommendations to the committee regarding compensation of our executive officers.  Our chief executive officer participates in the compensation committee’s deliberations regarding compensation for executive officers other than our chief executive officer, although all determinations are made by the committee.  The compensation committee’s charter provides that our chief executive officer may not be present during the committee’s voting or deliberations regarding the chief executive officer’s compensation, and he does not participate in such voting or deliberations.

Determining Executive Compensation for the Fiscal Year Ended January 31, 2009

Our executive compensation program for the last fiscal year consisted of three main elements:

•             base salary,

•             cash incentive program, and

•             other benefits.

For fiscal 2006 and our earlier years as a public company, cash incentives were payable on an annual basis if our company achieved a minimum threshold target of pre-tax income.  Because our pre-tax income failed to meet the minimum threshold, no bonus payments were made to executives for fiscal 2006 or in our prior years as a public company.  Our compensation committee decided part way through fiscal 2007 to shift the focus of the incentive program away from pre-tax income and onto initial margin, which consists of total direct product sales minus total direct product costs.  In June 2007, the committee adopted a program under which executive officers were entitled to receive a monthly incentive payment that was calculated as a fraction of our initial margin for each fiscal month as reflected in our internal financial statements.  In conjunction with this change in the cash incentive program, the executive officers’ base salaries were reduced through amendments to their employment agreements effective in July 2007.

Our compensation committee ultimately determined that although the compensation program adopted in June 2007 was effective in increasing initial margin and initial margin is a very important factor in overall financial performance, other factors should be reflected in a more comprehensive compensation program.  Accordingly, our compensation committee decided in January 2008 to terminate the initial margin cash incentive program and the related employment agreement amendments, effective on the first day of fiscal 2008.  This change resulted in base salaries for our executive officers reverting to the amounts in effect prior to the amendments.  In place of the initial margin cash incentive program, our compensation committee put in place the annual incentive plan described below, which is once again based on pre-tax income.

We have a long-term equity incentive program that we have used in the past to encourage the creation of long-term value for our shareholders, retain our key executives and build equity ownership among participants in the program.  We believe stock options can align the interests of the named executives with those of our shareholders and enhance retention of key executives as options provide value only if our share price increases (which benefits all shareholders), and only if the employee remains with our company until his or her options vest.  However, we did not grant any equity awards to our officers in fiscal 2008 because our compensation committee believed that such compensation was not in the best interests of the company given the low price of our stock throughout the year.

Elements of Executive Officer Compensation for the Fiscal Year Ended January 31, 2009

Base Salary

Base salary is a set amount of cash compensation that is not variable in nature.  Base salaries for the executive officers are reviewed annually by the compensation committee, but are not automatically increased if the committee believes that the executive’s total compensation opportunity from all elements of compensation is appropriate in light of our compensation objectives.  Adjustments are based on each executive officer’s performance for the prior year; his or her experience, expertise and position within our company; overall company performance; and compensation levels for comparable positions at other companies in the retail industry with whom our company competes, as reported in external compensation sources.  Although the compensation committee uses comparative data as a tool to assess reasonableness and competitiveness of base salaries, the members of the committee also exercised their subjective judgment in view of our compensation objectives.

For fiscal 2008, Messrs. Baker, Vazquez and Vold did not receive increases in base salary over salaries originally set for each of them in fiscal 2007.  Mr. Baker’s base salary was $650,000, Mr. Vazquez’s base salary was $360,000, and Mr. Vold’s base salary was $265,000. Messrs. Bussard and Jacobsen each received increases in base salaries over their original fiscal 2007 salaries.  Mr. Bussard’s fiscal 2008 base salary was $275,000, as compared to his original fiscal 2007 base salary of $255,000, and Mr. Jacobsen’s fiscal 2008 base salary was originally set at $325,000, as compared to his original fiscal 2007 base salary of $282,000; Mr. Jacobsen’s annual base salary was further increased to $350,000 upon his promotion to executive vice president in January 2009.  Mr. Pratt does not receive any compensation for serving as our interim chief executive officer, and since his appointment as interim chief executive officer, he has not received compensation for his service on our board of directors.

The aggregate base salaries paid to the named executives in fiscal 2008 are listed in the Summary Compensation Table below.  Our compensation committee has not approved any increases in base salary for executive officers in fiscal 2009.

Cash Incentive Compensation

Cash incentive compensation is a key component of our company’s executive compensation strategy.  The purpose of cash incentive compensation is to provide cash compensation that is variable based on the achievement of performance goals established by the compensation committee.  The committee reserves the right to award discretionary bonuses based on its judgment.  The named executives do not have a contractual right to receive a fixed bonus for any fiscal year.

The fiscal 2008 executive cash incentive program provided for an annual cash incentive to our executive officers if pre-tax income for our retail operations exceeded a minimum threshold of $15.8 million, with incentive payments increasing in size for increasing amounts of pre-tax income up to a maximum level.  In accordance with their employment agreements, the maximum awards payable to the executive officers under this program, as a percentage of their base salaries for fiscal 2008, were equal to 200% for Mr. Baker and 100% for our other executive officers.

In addition, our compensation committee determined it would consider a discretionary bonus program at the conclusion of fiscal 2008 based on the pre-tax income of our Internet and catalog businesses during the year.  These bonuses would have been payable only if the minimum pre-tax income target for our retail operations had been met and then only if the compensation committee determined in its sole discretion, based on the factors it deemed relevant, that such bonus payments were appropriate.  If paid, the discretionary bonuses would have been capped at an aggregate of $500,000.

Our pre-tax income for our retail operations did not exceed the minimum threshold for the fiscal 2008 executive cash incentive program, so no cash incentive payments were made to our executive officers under that program.  Accordingly, our compensation committee did not consider payment of discretionary bonuses based on the pre-tax income of our Internet and catalog businesses.  None of the executive officers received any cash compensation in addition to their base salaries in fiscal 2008.

Our compensation committee has established a cash incentive program for fiscal 2009 under which all of our executive officers other than Mr. Pratt, who continues to serve without compensation, are eligible to receive cash compensation if our company achieves certain consolidated pre-tax net income targets.  The maximum awards payable to the executive officers under this program are equal to 100% of their base salaries for fiscal 2009.

Other Benefits

The compensation committee believes that we must offer a competitive benefits program to attract and retain our executive officers.  During fiscal 2008, we provided medical and other benefits to our executive officers that are generally available to our other employees.  We provide employees, including the named executives, with a 401(k) plan under which all participants receive a company matching contribution pursuant to which we match 100% of the first 3% of a participant’s annual salary contributed to their 401(k) plan account and 50% of the next 2% of such participant’s annual salary contributed to their account.  Pursuant to his employment agreement, Mr. Baker was also entitled to up to 50 hours of personal use of our company’s airplane.  In fiscal 2008, Mr. Baker utilized our company’s airplane for 23.3 hours of personal use for which we imputed income to him for our incremental costs without a tax gross-up.

Employee Stock Purchase Plan

We have an employee stock purchase plan that has been generally available to all employees, including our named executives.  Under the plan, our employees have been able to acquire our stock at a discount on a tax-qualified basis.  Our board of directors has suspended the employee stock purchase plan, effective January 1, 2009.  The suspension will continue until it is lifted by future action of the board.

Chief Executive Officer Compensation

Mr. Baker served as our president and chief executive officer from 2002 until his resignation in September 2008.  Mr. Baker’s annual salary for 2008 was set at $650,000 and, pursuant to the terms of his employment agreement, he had the potential to earn a bonus of up to 200% of his base salary for fiscal 2008.  We believe Mr. Baker’s actual and potential cash compensation were competitive based on market data, his experience and his performance.

Since Mr. Baker’s resignation, our chairman of the board, David Pratt, has been serving as interim chief executive officer.  Mr. Pratt does not receive any compensation for his service as interim chief executive officer, and since his appointment as interim chief executive officer, he does not receive compensation for his service on our board of directors.

Other Agreements and Policies

Employment and Severance Agreements

We have entered into employment agreements with our executive officers as described below under “Employment Agreements.”  These employment agreements provide for certain benefits upon a termination of employment without cause or a change in control as described below under “Potential Payments Upon Termination or Change-in-Control.”  Our policy regarding employment agreements and severance protection for the named executives is based on the importance we place on recruitment and retention of senior executives in a competitive environment.

Share Ownership Guidelines for Directors and Officers

Our board of directors has adopted stock ownership guidelines that establish an expectation regarding ownership of company stock by the named executives, other executive officers and members of the board of directors.  The guidelines are consistent with our core philosophy that executives and directors should have a long-term ownership interest in our company.  For executive officers, the ownership expectation is based on a percentage of the executive’s base salary and for directors the ownership expectation is based on a multiple of the annual cash retainer paid to the director.  Ownership levels are expected to be attained within five years.  Shares that executives or directors have a right to acquire through the exercise of stock options are not included in the calculation of stock ownership for guideline purposes until such time as the options are exercised and the shares are acquired.  Until the guideline is achieved, an executive officer or director is expected to retain at least fifty-percent of the net shares obtained by him or her through the exercise of stock options or other equity incentive plans.

Equity Award Approval Policy

Our board of directors has adopted a written policy regarding the approval of equity awards under our stock incentive plans.  The policy sets forth guidelines and procedures with respect to the timing of grants, required approvals and documentation.  Pursuant to the policy, all option grants must have an exercise price at least equal to the fair market value of our common stock on the date of grant as determined under the terms of the applicable plan.  In addition, all annual option grants to executive officers are generally approved during the same fiscal quarter each year at a regularly scheduled meeting of the compensation committee.  Grants to newly hired or promoted executive officers may be made at other times at either a meeting of the compensation committee or by written action.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer or its other four most highly paid executive officers.  This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareholders).  We believe that, had any cash incentive payments been made under our fiscal 2008 executive cash incentive program, those payments would not have qualified as performance-based compensation for Section 162(m) purposes, and that the excess of combined salary and cash incentive amounts above $1 million paid to any of the covered executive officers would not have been deductible by our company under current federal income tax laws.  We believe there may be circumstances in which our interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Section 162(m).  We also believe that the amount of any loss of a tax deduction under Section 162(m) will be insignificant to our company’s overall tax position.

Compensation Committee Report

The compensation committee of our board of directors has discussed and reviewed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

RICHARD C. DELL (Chair)
MARSHALL L. DAY
KAREN M. BOHN
GERALD A. ERICKSON
RONALD A. ERICKSON

Summary Compensation Table

The following table shows, for our named executives, information concerning compensation earned for services in all capacities during fiscal 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David C. Pratt (3) Interim Chief Executive Officer	2008	—	—	—	—	—

Mark R. Baker (4) Former President, Chief Executive Officer and Director	2008 2007 2006	493,438 196,154 525,000	98,455 186,123 96,256	— 767,995 —	38,098 112,771 51,439	629,991 1,263,043 672,695

Robert J. Vold Senior Vice President, Chief Financial Officer and Treasurer	2008 2007 2006	265,000 181,974 213,846	55,405 43,367 20,175	— 127,063 —	8,715 8,401 279	329,120 360,805 234,300

Mark A. Bussard Senior Vice President, Retail Sales	2008 2007 2006	270,385 172,800 228,077	73,454 60,578 33,741	— 122,268 —	24,334 17,260 9,278	368,173 372,906 271,096

Eric R. Jacobsen Executive Vice President, General Counsel and Secretary	2008 2007 2006	316,615 189,725 263,442	83,405 70,529 48,128	— 135,214 —	9,429 10,057 9,125	409,449 405,525 320,695

Richard J. Vazquez (5) Former Executive Vice President, Merchandising and Marketing	2008 2007 2006	336,461 243,749 342,923	53,843 162,459 48,128	— 172,614 —	18,707 44,020 1,341	409,011 622,842 392,392

(1)                      Values expressed represent the actual compensation cost recognized by our company during fiscal 2008, 2007 and 2006 for equity awards granted in 2007 and 2006 and prior years as determined pursuant to FAS 123R and utilizing the assumptions discussed in Note 9 to our company’s financial statements for fiscal 2008, 2007 and 2006, but disregarding the estimate of forfeitures related to service-based vesting.

(2)                      The following table sets forth all other compensation amounts by type for fiscal 2008:

Name	Use of Company Aircraft ($) (a)	Matching 401(k) Plan Contributions ($) (b)	Life Insurance Premiums ($) (c)	Executive Physicals ($) (d)	Total ($)
David C. Pratt	—	—	—	—	—
Mark R. Baker	32,775	2,686	145	2,492	38,098
Robert J. Vold	—	8,513	202	—	8,715
Mark A. Bussard	15,532	8,600	202	—	24,334
Eric R. Jacobsen	603	8,624	202	—	9,429
Richard J. Vazquez	7,958	7,879	200	2,670	18,707

(a)                         Reflects the incremental cost to us of personal use of our company’s aircraft.  We calculate this incremental cost based solely on the cost per hour to our company to operate the aircraft, and it does not include fixed costs that do not change based on usage, such as depreciation, fixed salaries of the pilots, insurance and hangar rental costs.  Our direct per hour operating cost of our corporate aircraft is based on the annual cost of fuel, aircraft maintenance, landing fees, trip-related hangar and parking costs, and similar variable costs, divided by the number of hours the aircraft was operated during the year.

(b)                        Consists of matching contributions under our 401(k) plan.

(c)                         Consists of the dollar value of life insurance premiums that we have paid for the benefit of the named executives.

(d)                        Consists of amounts paid to the Mayo Clinic for physical examinations.

(3)                      Mr. Pratt was appointed our interim chief executive officer effective September 8, 2008.  Mr. Pratt is not receiving compensation for his service as our interim chief executive officer, and since his appointment as interim chief executive officer, he has not been compensated for his service as a director.

(4)                      Mr. Baker resigned from these positions effective September 8, 2008.

(5)                      Mr. Vazquez resigned from this position effective December 18, 2008.

Grants of Plan-Based Awards in Fiscal 2008

The following table sets forth certain information concerning plan-based awards granted to the named executives during fiscal 2008.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

David C. Pratt	—	—	—	—
Mark R. Baker	4/8/2008	230,000	600,000	1,300,000
Robert J. Vold	4/8/2008	42,400	125,875	265,000
Mark A. Bussard	4/8/2008	44,000	130,625	275,000
Eric R. Jacobsen	4/8/2008	52,000	154,375	325,000
Richard J. Vazquez	4/8/2008	57,600	171,000	360,000

(1)                      Reflects possible payouts under awards made to our named executives on April 8, 2008 under our fiscal 2008 executive cash incentive program, described in Compensation Discussion and Analysis above.  Payment of these awards was contingent upon our company achieving a minimum threshold of pre-tax income for retail operations in fiscal 2008.  As reflected in the Summary Compensation Table above, no amounts were paid under this program as we did not reach the specified minimum threshold of pre-tax income.

Employment Agreements

Chief Executive Officer

On March 1, 2006, we entered into an employment agreement with Mr. Baker that had an initial term of two years and renewed automatically for successive one-year periods unless 90 days’ prior written notice is given by either party.  Pursuant to the terms of the employment agreement, Mr. Baker received, among other things, (1) an initial annual base salary of $525,000, subject to annual increases as may be determined by the compensation committee, (2) an annual performance bonus of up to 200% of his then-current base salary and (3) an opportunity to receive stock options or other equity-based awards.  Mr. Baker’s annual performance bonus was based upon achievement of defined goals mutually agreed upon by Mr. Baker and our compensation committee.  In addition, Mr. Baker was entitled to personal use of the corporate aircraft for up to 50 hours per fiscal year, subject to our charges, policies and practices as in effect from time to time regarding use of this airplane.  Mr. Baker’s employment agreement also provided for benefits upon a termination of employment or change in control as described below under “Potential Payments Upon Termination or Change-in-Control.”

Mr. Baker resigned from his office on September 8, 2008.  We have not entered into an employment agreement with Mr. Pratt, our interim chief executive officer.

Executive Vice President

We have entered into employment agreements with our executive vice presidents, including Messrs. Vazquez and Jacobsen, effective on March 1, 2006, or, for individuals subsequently appointed to this office, upon such appointment.  Generally, each of these agreements continues for two years following the effective date of the agreement, subject to automatic renewal for successive one-year periods unless 90 days’ prior written notice is given by either party.  Mr. Jacobsen’s agreement was entered into on January 9, 2009.  Prior to his promotion to executive vice president in January 2009, Mr. Jacobsen was a senior vice president and had an employment agreement with the terms described in “Senior Vice Presidents” below.

Pursuant to the terms of the employment agreements, Messrs. Vazquez and Jacobsen received, among other things, (1) an initial annual base salary of $345,000 for Mr. Vazquez and $350,000 for Mr. Jacobsen, subject to annual increases as may be determined by the compensation committee, (2) an annual performance bonus of up to 100% of their then-current base salary and (3) an opportunity to receive stock options or other equity-based awards.  The annual performance bonuses are based upon achievement of defined goals mutually agreed upon by each executive and our compensation committee.  Our executive vice presidents’ employment agreements also provide for benefits upon a termination of employment or change in control as described below under “Potential Payments Upon Termination or Change-in-Control.”

Mr. Vazquez resigned from his office on December 18, 2008.

Senior Vice Presidents

We have entered into employment agreements with our senior vice presidents, including Messrs. Vold and Bussard, effective on March 1, 2006, or, for individuals subsequently appointed to this office, upon such appointment.  Generally, each of these agreements continues for two years following the effective date of the agreement, subject to automatic renewal for successive one-year periods unless 90 days’ prior written notice is given by either party.  Mr. Vold’s agreement was entered into on January 24, 2007 and had an initial term ending on March 1, 2008, after which it automatically renewed.  Pursuant to the terms of the employment agreements, Messrs. Vold and Bussard received among other things, (1) an initial annual base salary of $265,000 for Mr. Vold and $245,000 for Mr. Bussard, subject to annual increases as may be determined by the compensation committee, (2) an annual performance bonus of up to 100% of their then-current base salaries and (3) an opportunity to receive stock options or other equity-based awards.  The annual performance bonuses are based upon achievement of defined goals mutually agreed upon by each executive and our compensation committee.  Our senior vice presidents’ employment agreements also provide for benefits upon a termination or change in control as described below under “Potential Payments Upon Termination or Change-in-Control.”

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table sets forth certain information concerning equity awards outstanding to the named executives at the end of fiscal 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
David C. Pratt	10,000	—	6.95	8/31/2015	(1)
	10,000	—	9.04	6/7/2016	(1)

Mark R. Baker (2)	—	—	—	—

Robert J. Vold	20,000	—	5.00	10/30/2015	(3)
	10,000	—	5.00	10/30/2015	(1)
	5,000	—	5.69	11/30/2015	(3)
	6,250	13,750	12.46	6/12/2017	(4)

Mark A. Bussard	5,840	—	4.47	2/29/2012	(5)
	6,960	—	4.47	11/3/2012	(5)
	12,500	—	16.00	4/20/2014	(6)
	3,000	—	21.45	8/26/2014	(6)
	10,000	—	11.16	3/14/2015	(6)
	5,033	1,667	5.69	11/30/2015	(3)
	16,667	8,333	8.18	12/1/2016	(3)
	5,000	15,000	12.46	6/12/2017	(4)

Eric R. Jacobsen	50,000	—	10.33	5/2/2015	(6)
	33,333	16,667	6.44	3/1/2016	(3)
	5,000	15,000	12.46	6/12/2017	(4)

Richard J. Vazquez (7)	75,000	—	9.07	8/31/2015	(8)
	33,333	16,667	6.44	3/1/2016	(3)
	5,000	15,000	12.38	6/12/2017	(4)

(1)	Option granted under our 2004 Omnibus Stock Plan. This option vested one year after it was granted.

(2)

When Mr. Baker resigned on September 8, 2008, he held 807,880 exercisable stock options and 100,800 unexercisable stock options. His right to exercise these options expired under the terms of the option grants before the end of fiscal 2008.

(3)

Option granted under our 2004 Omnibus Stock Plan. This option vests as to one-third of the shares on each of the first, second and third anniversary dates of the date of grant if the officer is employed by us on the applicable date.

(4)

Option granted under our 2004 Omnibus Stock Plan. This option vests as to one-quarter of the shares on each of the first, second, third and fourth anniversary dates of the date of grant if the officer is employed by us on the applicable date.

(5)

Option granted under our 2002 Stock Option Plan. This option is exercisable only if the appraised value per share (as defined in the option agreement) of our common stock is at least $32.0625 per share as of the end of a fiscal year.

(6)

Option granted under our 2004 Omnibus Stock Plan. This option originally vested as to one-third of the shares on each of the first, second and third anniversary dates of the date of grant so long as the officer is employed by us on the applicable date. On November 30, 2005, the compensation committee of our board of directors accelerated the vesting for certain outstanding options to purchase common stock that had exercise prices greater than $5.69, the closing price of our common stock on November 29, 2005.

(7)

Under the terms of our 2004 Omnibus Stock Plan, Mr. Vazquez’s vested options remained exercisable at the end of fiscal 2008 because less than three months had passed since his resignation on December 18, 2008. Mr. Vazquez did not exercise any of his options before the expiration of this three-month period.

(8)

Option granted under our 2004 Omnibus Stock Plan. This option originally vested as to 25,000 shares on January 28, 2006 and the remaining 50,000 shares were to vest as to one-third of the shares on each of the first, second and third anniversaries of the date of grant. On November 30, 2005, the compensation committee of our board of directors accelerated the vesting for certain outstanding options to purchase common stock that had exercise prices greater than $5.69, the closing price of our common stock on November 29, 2005.

Option Exercises and Stock Vested in Fiscal 2008

There were no stock options exercised by named executives during fiscal 2008.  The named executives have not been granted any awards of restricted stock, restricted stock units or similar instruments.

Potential Payments Upon Termination or Change-in-Control

Employment Agreement Provisions

The employment agreements we currently have in place with Messrs. Bussard, Jacobsen and Vold and those that we had in place with Messrs. Baker and Vazquez when they were officers of our company contain the following provisions regarding potential payments upon termination or change-in-control:

In the event we terminate the named executive’s employment without cause, or if his employment terminates for any reason within 12 months following a change in control, and if he signs a release of all claims against us, he will (1) receive severance payments from us in an amount equal to the sum of (a) a multiple of his then-current annual base salary, (b) a multiple of the performance bonus earned by him during his last full fiscal year of employment with us and (c) in the case of Mr. Baker only, an additional $150,000, and (2) have the ability to exercise all vested equity-based awards granted on or after the date of his employment agreement until he receives his last severance payment from us.  The multiples used to calculate the foregoing amounts are two times for Mr. Baker, 1.5 times for Messrs. Vazquez and Jacobsen, and one times for Messrs. Vold and Bussard.  All equity-based awards we have previously granted to a named executive will be fully accelerated upon a change in control and all equity-based awards we have previously granted to that individual that would otherwise vest in a specified period following his termination without cause will be fully accelerated on their respective termination dates.  This specified period is two years in the case of Mr. Baker, eighteen months in the case of Messrs. Vazquez and Jacobsen and one year in the case of Messrs. Vold and Bussard.

A “change of control” may include (a) any person’s acquisition of beneficial ownership of 30% or more of our outstanding common stock, (b) a failure to have a majority of our board of directors be people for whose election our board solicited proxies or (c) any merger or other reorganization of our company that results in a majority of the voting power of the surviving entity being beneficially owned by people who were not beneficial owners of our shares immediately prior to the merger or reorganization.  Of the payments described in the paragraph above, a specified percentage of the payments based on the named executive’s annual base salary and performance bonus, plus the $150,000 payment to be made to Mr. Baker, will be paid to the named executive in a lump sum on the first day of the seventh month after their termination date.  The specified percentage is 25% in the case of Mr. Baker, 33% in the case of Messrs. Vazquez and Jacobsen and 50% in the case of Messrs. Vold and Bussard.  The remaining payments due to the named executives upon termination without cause or a change in control will paid in equal installments over an 18-month period in the case of Mr. Baker, a 12-month period in the case of Messrs. Vazquez and Jacobsen and a six-month period in the case of Messrs. Vold and Bussard.

If a named executive resigns or is terminated for cause, he will receive his then-current base salary through the termination date plus any annual incentive bonus earned but not yet paid for the most recently completed fiscal year.  The annual incentive bonus for the most recently completed fiscal year will be paid in the same manner and at the same time as if the named executive’s employment with us had not terminated.  The reasons for which a named executive may be terminated for “cause” include: (a) violation of certain laws, (b) a material and deliberate failure to perform his duties to our company or (c) a breach of his employment agreement with us.  If a named executive is terminated for cause, his right to exercise any unexercised stock options will terminate.

In the event of termination of employment due to a named executive’s death or disability, he will receive a prorated performance bonus for the year in which death or disability occurs.

Each named executive has agreed not to compete with us during the term of his employment and for a period following termination of employment.  This period is twenty-four months in the case of Mr. Baker, eighteen months in the case of Messrs. Vazquez and Jacobsen and twelve months in the case of Messrs. Vold and Bussard.

Termination of Employment for Messrs. Baker and Vazquez

Both Mr. Baker and Mr. Vazquez resigned in fiscal 2008.  In accordance with their employment agreements, neither named executive received any payments in connection with the termination of his employment.

Potential Payments for the Other Named Executives

Mr. Pratt receives no compensation for his service as our interim chief executive officer and would receive no payments upon the termination of his employment in this capacity.

In the event that on January 31, 2009 we had terminated the employment of any of Messrs. Vold, Bussard or Jacobsen without cause, or if the employment of any of these named executives had terminated on that date for any reason within 12 months following a change in control of our company, the named executive would have realized the benefits and payments set forth below, in accordance with his employment agreement:

Name	Payments ($)	Vesting of Previously Unvested Stock Options ($) (1)	Total ($)
Robert J. Vold	265,000	—	265,000
Mark A. Bussard	275,000	—	275,000
Eric R. Jacobsen	525,000	—	525,000

(1)        Calculated based on the number of accelerated stock options multiplied by the difference between the exercise price and the closing price of our common stock on January 31, 2009.

In the event any named executive had resigned on January 31, 2009 or had his employment terminated on that date for cause or due to death or disability, the named executive would not have realized any benefits or payments as a result of such event.

Director Compensation for Fiscal 2008

The following table shows information concerning compensation provided to each of our non-employee director for services provided during fiscal 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (2)	Total ($)
Karen M. Bohn	41,000	8,333	—	49,333
Marshall L. Day	47,500	8,333	—	55,833
Richard C. Dell	39,500	8,333	—	47,833
Gerald A. Erickson	28,500	8,333	—	36,833
Ronald A. Erickson	28,000	8,333	—	36,333
David C. Pratt (3)	20,500	8,333	—	28,833

(1)        Valuation for restricted stock awards is based on the compensation cost we recognized during fiscal 2008 for financial statement purposes under FAS 123R for awards granted in fiscal 2007 utilizing assumptions discussed in Note 9 to our financial statements for fiscal 2008, but disregarding the estimate of forfeitures related to service-based vesting.

(2)        The following table shows the aggregate number of shares underlying outstanding restricted stock and stock options held by our non-employee directors as of the end of fiscal 2008.

Name	Shares Underlying Outstanding Restricted Stock Awards (#)	Shares Underlying Outstanding Stock Option Awards (#)	Stock Options Exercisable (#)	Stock Options Unexercisable (#)
Karen M. Bohn	—	30,000	30,000	—
Marshall L. Day	—	30,000	30,000	—
Richard C. Dell	—	30,000	30,000	—
Gerald A. Erickson	—	10,000	10,000	—
Ronald A. Erickson	—	10,000	10,000	—
David C. Pratt	—	20,000	20,000	—

(3)         Mr. Pratt was compensated for his service on our board of directors until his appointment as our interim chief executive officer in September 2008.  Mr. Pratt continues to serve as a director, but since his appointment as interim chief executive officer, he has not received compensation in either capacity.

In connection with their service on our board of directors, for fiscal 2008 each of our non-employee directors received a $20,000 annual retainer and an additional $1,000 for each meeting of the board of directors attended and $500 for each committee meeting attended other than audit committee meetings.  Our lead independent director received an additional $5,000 annual retainer.  The audit committee chair received $1,000 per audit committee meeting attended and each audit committee member received $750 for each audit committee meeting attended.  There is no separate fee paid for meetings of the stock-based awards committee.  For fiscal 2009, we currently anticipate that these fees will remain the same.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees.  No equity compensation was granted to directors in fiscal 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No executive officer serves as a member of the board of directors or compensation committee of any entity that has any of its executive officers serving as a member of our board of directors or compensation committee.  Mr. Pratt was a member of our compensation committee for the first part of the fiscal year but resigned from the committee when he was appointed our interim chief executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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

(1)                                  Consists of our 2002 Stock Option Plan, 2004 Omnibus Stock Plan and  Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of May 15, 2009 by each shareholder whom we know to be the beneficial owner of more than 5% of our common stock, each director, each named executive, and all executive officers and directors as a group.  At the close of business on May 15, 2009, there were 24,195,736 shares of common stock issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such shares and the mailing address for each person listed in the table is 180 East Fifth Street, Suite 1300, Saint Paul, Minnesota 55101.

Name of Beneficial Owner or Identity of Group	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

Non-employee directors:
Karen M. Bohn	35,607	(1)	*
Marshall L. Day	34,207	(2)	*
Richard C. Dell	46,207	(3)	*
Gerald A. Erickson	6,996,228	(4)	28.9%
Ronald A. Erickson	7,136,084	(5)	29.5%

Named Executive Officers:
Mark R. Baker	72,473	(6)	*
Mark A. Bussard	71,667	(7)	*
Eric R. Jacobsen	144,631	(8)	*
David C. Pratt	10,187,860	(9)	42.1%
Richard J. Vazquez	28,000	(10)	*
Robert J. Vold	55,858	(11)	*
Executive officers and directors as a group (15 persons)	17,999,046	(12)	73.2%

Other beneficial owners:
Holiday Stationstores, Inc.	6,855,609		28.3%
4567 American Boulevard West
Minneapolis, Minnesota 55437
(952) 830-8700

Arthur T. Erickson, II	6,957,404	(13)	28.8%
4567 American Boulevard West
Minneapolis, Minnesota 55437
(952) 830-8700

Brian A. Erickson	6,938,082	(14)	28.7%
4567 American Boulevard West
Minneapolis, Minnesota 55437
(952) 830-8700

Neal D. Erickson	6,973,345	(15)	28.8%
4567 American Boulevard West
Minneapolis, Minnesota 55437
(952) 830-8700

Richard A. Erickson	7,000,295	(16)	28.9%
4567 American Boulevard West
Minneapolis, Minnesota 55437
(952) 830-8700

Charles E. Pihl	6,881,800	(17)	28.4%
4567 American Boulevard West
Minneapolis, Minnesota 55437
(952) 830-8700

David C. Pratt Irrevocable Grantor Retained Annuity Trust, dated 12/1/92	1,400,000	(18)	5.8%
7701 Forsyth Boulevard, Suite 1125
St. Louis, Missouri 63105
(314) 727-5800

Gratco, LLC	8,766,255	(19)	36.2%
7701 Forsyth Boulevard, Suite 1125
St. Louis, Missouri 63105
(314) 727-5800

Dimensional Fund Advisors LP	1,490,743	(20)	6.2%
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas, 78746
(512) 306-7400

*Less than 1%.

(1)                                 Ms. Bohn directly owns 5,607 shares of common stock.  Ms. Bohn may be deemed to possess beneficial ownership of 400 shares of common stock held by her children.  Ms. Bohn also holds options to purchase 30,000 shares of common stock that vest within 60 days of May 15, 2009.

(2)                                 Mr. Day directly owns 4,207 shares of common stock.  Mr. Day also holds options to purchase 30,000 shares of common stock that vest within 60 days of May 15, 2009.

(3)                                 Mr. Dell directly owns 16,207 shares of common stock.  Mr. Dell also holds options to purchase 30,000 shares of common stock that vest within 60 days of May 15, 2009.

(4)                                 Mr. Erickson directly owns 127,644 shares of common stock.  Mr. Erickson also holds options to purchase 10,000 shares of common stock that vest within 60 days of May 15, 2009.  As a result of Mr. Erickson’s service on the board of directors of Holiday Stationstores, Inc., Mr. Erickson may be deemed to possess beneficial ownership of the 6,855,609 shares of common stock owned by Holiday Stationstores, Inc.  Mr. Erickson disclaims beneficial ownership of the shares of common stock held by Holiday Stationstores, Inc. except to the extent of his pecuniary interest in such shares.  Mr. Erickson may also be deemed to possess beneficial ownership of 2,975 shares of common stock held by his spouse.  Mr. Erickson disclaims beneficial ownership of the shares of common stock held by his spouse.

(5)                                 Mr. Erickson directly owns 142,755 shares of common stock.  Mr. Erickson also holds options to purchase 10,000 shares of common stock that vest within 60 days of May 15, 2009.  Mr. Erickson may be deemed to possess beneficial ownership of 11,000 shares of common stock held by his spouse and 116,720 shares of common stock held by his child; however, he disclaims beneficial ownership of these securities.  As a result of Mr. Erickson’s service on the board of directors of Holiday Stationstores, Inc., Mr. Erickson may be deemed to possess beneficial ownership of the 6,855,609 shares of common stock owned by Holiday Stationstores, Inc.  Mr. Erickson disclaims beneficial ownership of the shares of common stock held by Holiday Stationstores, Inc. except to the extent of his pecuniary interest in such shares.

(6)                                 Mr. Baker directly owns 72,473 shares of common stock.  Mr. Baker may be deemed to possess beneficial ownership of 150 shares of common stock held by his child.

(7)                                 Mr. Bussard owns no shares of common stock directly.  Mr. Bussard holds options to purchase 71,667 shares of common stock that vest within 60 days of May 15, 2009.

(8)                                Mr. Jacobsen directly owns 34,631 shares of common stock.  Mr. Jacobsen also holds options to purchase 110,000 shares of common stock that vest within 60 days of May 15, 2009.

(9)                                The total included in the table reflects (a) Mr. Pratt’s fully vested options to purchase 20,000 shares of common stock, (b) 1,605 shares Mr. Pratt directly owns, (c) Gratco, LLC’s ownership of 8,766,255 direct shares of common stock, and (d) ownership of the David C. Pratt Irrevocable Grantor Retained Annuity Trust, dated 12/1/92 (the “Trust”) of 1,400,000 direct shares of common stock.  For purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, securities held by the Trust are deemed to be beneficially owned by Mark R. Gale, as the owner and controlling person of the sole trustee.  Therefore, this information is provided for informational purposes only and Mr. Pratt disclaims beneficial ownership of the securities held by the Trust.

(10)                          Mr. Vazquez directly owns 10,000 shares of common stock.  In addition, Mr. Vazquez serves as the trustee and is the beneficiary of a trust that holds an aggregate of 18,000 shares of common stock.

(11)                          Mr. Vold directly owns 8,358 shares of common stock.  Mr. Vold also holds options to purchase 47,500 shares of common stock that vest within 60 days of May 15, 2009.

(12)                          Consists of the securities reported by the non-employee directors and named executives set forth in the table above, as well as (a) options to purchase 26,250 shares of common stock held by Kerry Graskewicz that vest within 60 days of May 15, 2009 and (b) options to purchase 19,583 shares of common stock held by Lawrence Ramm that vest within 60 days of May 15, 2009.

(13)                          Mr. Erickson directly owns 33,573 shares of common stock.  As a result of Mr. Erickson’s service on the board of directors of Holiday Stationstores, Inc., Mr. Erickson may be deemed to possess beneficial ownership of the 6,855,609 shares of common stock owned by Holiday Stationstores, Inc.  Mr. Erickson disclaims beneficial ownership of the shares of common stock held by Holiday Stationstores, Inc. except to the extent of his pecuniary interest in such shares.  Mr. Erickson may be deemed to be the beneficial owner of 18,991 shares of common stock as co-trustee of the Gerald A. Erickson Irrevocable Trust of 1996 for the benefit of Gerald A. Erickson, Jr. and 15,120 shares of common stock as co-trustee of the Tristin O. Erickson Separate Trust for Gerald A. Erickson, Jr.; however, he disclaims beneficial ownership of these securities.  Mr. Erickson is also the beneficial owner of 18,991 shares of common stock held by the Gerald A. Erickson Irrevocable Trust of 1995 for the benefit of Arthur T. Erickson, II, and 15,120 shares of common stock held by the Tristin O. Erickson Separate Trust for Arthur T. Erickson, II.

(14)                          Mr. Erickson directly owns 82,473 shares of common stock.  As a result of Mr. Erickson’s service on the board of directors of Holiday Stationstores, Inc., Mr. Erickson may be deemed to possess beneficial ownership of the 6,855,609 shares of common stock owned by Holiday Stationstores, Inc.  Mr. Erickson disclaims beneficial ownership of the shares of common stock held by Holiday Stationstores, Inc. except to the extent of his pecuniary interest in such shares.

(15)                          Mr. Erickson directly owns 117,736 shares of common stock.  As a result of Mr. Erickson’s service on the board of directors of Holiday Stationstores, Inc., Mr. Erickson may be deemed to possess beneficial ownership of the 6,855,609 shares of common stock owned by Holiday Stationstores, Inc.  Mr. Erickson disclaims beneficial ownership of the shares of common stock held by Holiday Stationstores, Inc. except to the extent of his pecuniary interest in such shares.

(16)                          Mr. Erickson directly owns 144,686 shares of common stock.  As a result of Mr. Erickson’s service on the board of directors of Holiday Stationstores, Inc., Mr. Erickson may be deemed to possess beneficial ownership of the 6,855,609 shares of common stock owned by Holiday Stationstores, Inc.  Mr. Erickson disclaims beneficial ownership of the shares of common stock held by Holiday Stationstores, Inc. except to the extent of his pecuniary interest in such shares.

(17)                          Mr. Pihl directly owns 21,746 shares of common stock.  Mr. Pihl serves as the trustee and is the beneficiary of a trust that holds an aggregate of 4,445 shares of common stock.  As a result of Mr. Pihl’s service on the board of directors of Holiday Stationstores, Inc., Mr. Pihl may be deemed to possess beneficial ownership of the 6,855,609 shares of common stock owned by Holiday Stationstores, Inc.  Mr. Pihl disclaims beneficial ownership of the shares of common stock held by Holiday Stationstores, Inc. except to the extent of his pecuniary interest in such shares.

(18)                          Based on the information contained in an amended Schedule 13D filed with the SEC on December 6, 2007 reflecting David C. Pratt’s beneficial ownership as of December 6, 2007.  The total included in the table reflects the Trust’s ownership of 1,400,000 direct shares of common stock and no other shares reported in the Schedule 13D.  The Schedule 13D was filed jointly with Mark R. Gale, as the owner and controlling person of the sole trustee of the Trust.

(19)                          Based on the information contained in an amended Schedule 13D filed with the SEC on December 6, 2007 reflecting David C. Pratt’s beneficial ownership as of December 6, 2007.  The total included in the table reflects Gratco, LLC’s ownership of 8,766,255 direct shares of common stock and no other shares reported in the Schedule 13D.

(20)                          Based on information contained in a Schedule 13G filed with the SEC on February 9, 2009 reflecting the beneficial ownership of Dimensional Fund Advisors LP (the “Fund”) as of December 31, 2008.  The Fund reported sole voting and dispositive power with respect to 1,490,743 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Our company was a participant in the transactions with related persons described below during fiscal 2008.  All such transactions entered into since the date of adoption of our related person transaction approval policy described below were approved by the audit committee in accordance with such policy.

Transactions with the Erickson Family and Its Affiliates

As of May 15, 2009,

•                  Holiday Stationstores, Inc., beneficially owned approximately 28.3% of our outstanding common stock and

•                  to our knowledge, members of the Erickson family, the sole shareholders of Holiday Companies (the parent company of Holiday Stationstores, Inc.) beneficially owned approximately 31.7% of our outstanding common stock, including the shares owned by Holiday Stationstores, Inc.  Members of the Erickson family hold these interests both individually and through trusts primarily for the benefit of Erickson family members and their spouses.

Guarantees by Holiday Companies and Holiday Stationstores, Inc.

Holiday Companies and Holiday Stationstores, Inc. provide us with certain guarantees, though we do not pay them a fee for any of these guarantees.  Holiday Companies and Holiday Stationstores, Inc. guarantee our leases with third parties for 12 of our stores and our distribution center.  The approximate aggregate amount of all payments due on or after the end of fiscal 2008 for these leases was $9,573,000.

Terms of Real Estate Agreements with Holiday Companies

We lease space from Lyndale Terminal Co., an affiliate of Holiday Companies, for our store located in Bemidji, Minnesota.  The lease continues through April 7, 2013, with options to extend the lease for an additional 15 years.  The approximate aggregate amount of all payments due on or after the end of fiscal 2008 for this lease was $973,000, based on annual net rent of $231,000 beginning on February 1, 2009 and our payment of common area maintenance charges.  If we cease operating at the store for a period in excess of six months, Holiday Stationstores, Inc. may terminate this lease.

We believe the terms of all the agreements described above with the Erickson family and it affiliates are no less favorable to us than terms that we could have obtained from unaffiliated third parties.

Sublease of Airplane Hangar

During fiscal 2008, we subleased hangar space for our corporate airplane from Anoka Airport Holdings, LLC, a company owned by Holiday Stationstores, Inc.  Our total rental payments in fiscal 2008, including fuel surcharges, was $35,000.  We believe that the terms of the foregoing arrangements were no less favorable to our company than would be the terms of comparable arrangements conducted at arms-length between unrelated parties.

Transactions with David C. Pratt and His Affiliates

Reimbursement of Rex Realty Aircraft Expenses

During fiscal 2008, we reimbursed Rex Realty a total of approximately $240,000 for aircraft, fuel and other expenses related to our use of Rex Realty’s corporate aircraft.  David C. Pratt, our current interim chief executive officer and chairman of the board of directors, is the president and owner of Rex Realty.

Three Forks Ranch Arrangements

We have entered into business arrangements with Three Forks Ranch, which is owned by Mr. Pratt, pursuant to which we are using the Three Forks Ranch brand on certain premium products sold in our stores and Three Forks Ranch is assisting us in promoting these products.  Our sales of Three Forks Ranch merchandise totaled approximately $742,000 in fiscal 2008, and we recorded royalty expense of $44,512 for that period.

Jeffrey Pratt Employment

Mr. Pratt’s son, Jeffrey Pratt, is employed by us as an airplane pilot at a compensation level determined by reference to market rates.

Transactions with David C. Pratt, the Erickson Family and Their Affiliates

Mr. Pratt and Holiday Stationstores, Inc. provided guaranties to Bank of America of a $40 million term loan we obtained to partially fund the acquisition of Overton’s.  Mr. Pratt is guaranteeing up to $40 million of our obligations under the term loan, and Holiday is separately guaranteeing up to $9.9 million of our obligations under the term loan.  Neither Mr. Pratt nor Holiday received any consideration in exchange for their guaranties.

Registration Rights

In connection with our initial public offering, we entered into a registration rights agreement with Holiday Stationstores, Inc., Lyndale Terminal Co. and certain individual members of the Erickson family under which we have granted certain rights to these entities and individuals.  Pursuant to the registration rights agreement, each of these entities and individuals has the right to demand that we file a registration statement covering the offer and sale of their shares of our common stock, subject to aggregate offering price and total share requirements.  In addition, shareholders with registration rights may require us to include their shares in future registration statements we file, subject to cutback at the option of the underwriters of any such offering.  These registration rights will terminate with respect to a particular shareholder’s securities as soon as the securities (1) have been transferred pursuant to an effective registration statement or under Rule 144 of the Securities Act of 1933, (2) can be freely sold under Rule 144 under the Securities Act of 1933, or (3) have been transferred and can be resold by the transferee without registration under the Securities Act of 1933.

In connection with a December 2006 stock purchase by Gratco, LLC and the December 2007 stock purchase by Gratco, LLC and Holiday Stationstores, Inc., we granted registration rights to these entities pursuant to which we agreed to, and subsequently did, register the common stock purchased by each of them in these transactions.  These registration rights require us to keep the applicable registration statement effective with respect to each holder until either (1) the securities have been sold and no further securities subject to these registration rights may be issued in the future, or (2) the date on which all the securities may be immediately sold without registration and without restriction as to the number of securities to be sold.

Review, Approval or Ratification of Related Person Transactions

In January 2007, our board of directors adopted a written related person transaction approval policy, which sets forth our company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the SEC.  This policy applies to any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest where such person’s interest in the transaction(s) involves at least $10,000 in value.  In order for the transaction, arrangement or relationship to be subject to this policy, there must a financial aspect to the transaction, which may, for example, involve payments between us and the related person or otherwise providing value to one of the parties.

“Related persons” include:

•    all directors and executive officers of our company;

•    any nominee for director;

•    any immediate family member of a director, nominee for director or executive officer of our company; and

•    any holder of more than five percent (5%) of our common stock, or an immediate family member of such holder.

“Immediate family members” include children, stepchildren, parents, stepparents, spouses, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law and any other person sharing a household (other than a tenant or employee).

An “indirect” interest of a related person in a transaction includes a related person serving as a general partner, manager, officer or employee of, or being a significant investor or equity holder in, an entity that is a party to a transaction with our company.

The following transactions are exempt from our policy:

•        payment of compensation by us to a related person for the related person’s service to our company in the capacity or capacities that give rise to the person’s status as a “related person”;

•        transactions available to all employees or all shareholders of our company on the same terms;

•        transactions, which when aggregated with the amount of all other transactions between the related person and our company, involve less than $120,000 in a fiscal year; and

•        transactions approved by a majority of those directors qualifying as “independent directors” under the listing standards of the NASDAQ Stock Market, acting separately.

The audit committee of our board of directors must pre-approve any binding commitment with respect to a related person transaction subject to this policy.  The related person transaction should be presented to the audit committee by one of our executive officers requesting that the audit committee consider the related person transaction.  Our chief financial officer will furnish to the audit committee at each regularly scheduled quarterly meeting a list of continuing related person transaction(s) and any being proposed for pre-approval at the current meeting.

The audit committee will analyze the following factors, in addition to any other factors it deems appropriate, in determining whether to approve a related person transaction:

•                  whether the terms are fair to our company;

•                  whether the transaction is material to us;

•                  the role the related person has played in arranging the related person transaction;

•                  the structure of the related person transaction; and

•                  the interests of all related persons in the related person transaction.

A related person transaction will only be approved by the audit committee if the committee determines that the related person transaction is beneficial to our company and the terms of the related person transaction are fair to us.

The audit committee may, in its sole discretion, approve or deny any related person transaction.  Approval of a related person transaction may be conditioned upon us and the related person taking any or all of the following additional actions, or any other actions that the audit committee deems appropriate:

•                  requiring the related person to resign from, or change position within, an entity that is involved in the related person transaction with us;

•                  assuring that the related person will not be directly involved in negotiating the terms of the related person transaction or in the ongoing relationship between our company and the other persons or entities involved in the related person transaction;

•                  limiting the duration or magnitude of the related person transaction;

•                  requiring that information about the related person transaction be documented and that reports reflecting the nature and amount of the related person transaction be delivered to the audit committee on a regular basis;

•                  requiring that we have the right to terminate the related person transaction by giving a specified period of advance notice; or

•                  appointing a representative of our company to monitor various aspects of the related person transaction.

DIRECTOR INDEPENDENCE

Our board of directors has determined that all of our directors, except Mr. Pratt, are “independent,” as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market regulations.

Our board of directors believes that, as a matter of policy, there should be a majority of independent directors on our board.  In determining the independence of our directors, our board considered those transactions and relationships described in this Amendment under “Certain Relationships and Related Person Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Ernst & Young LLP

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by Ernst & Young LLP in fiscal 2008 and 2007 for these various services:

Description of Fees	Fiscal Year 2008 Amount	Fiscal Year 2007 Amount
Audit Fees	$572,467	$521,800
Audit-Related Fees	15,750	235,800
Total Audit and Audit-Related Fees	588,217	757,600
Tax Fees:
Tax Compliance Fees	—	—
Tax Consultation and Advice Fees	—	—
Total Tax Fees	—	—
All Other Fees	—	—
Total	$588,217	$757,600

Audit Fees

The audit fees set forth above consist of fees billed by Ernst & Young LLP for audit services in connection with their review of our interim financial statements for the first three quarters of each fiscal year and for the audits of our 2008 and 2007 fiscal year-end financial statements and the audits of our internal control over financial reporting for our 2008 and 2007 fiscal year-end, in addition to fees for audit services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements, such as comfort letters and consents related to SEC registration statements, for the fiscal year.

Audit-Related Fees

The audit-related fees set forth above for fiscal 2008 consist of fees billed by Ernst & Young LLP for the audit of our employee benefit plan.  The audit-related fees set forth above for fiscal 2007 consist of fees billed by Ernst & Young LLP for the audits of our employee benefit plans ($15,000), assistance with the due diligence review undertaken in connection with our acquisition of Overton’s, Inc. in December 2007 ($214,300) and assistance in the preparation of registration statements ($6,500).

Tax Fees

We were not billed any amounts by Ernst & Young LLP for tax fees during fiscal 2008 or 2007.

All Other Fees

We were not billed any amounts by Ernst & Young LLP for other products and services during fiscal 2008 or 2007.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee Charter requires that our audit committee approve the retention of our independent registered public accounting firm for any non-audit service and consider whether the provision of these non-audit services by our independent registered public accounting firm is compatible with maintaining our independent registered public accounting firm’s independence, prior to engagement for these services.  Our audit committee actively monitors the relationship between audit and non-audit services provided.  All of the services listed under the heading Audit-Related Fees were pre-approved by our audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.  The following exhibits are filed with this report.

24	Powers of Attorney (previously filed with Original Annual Report)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 1, 2009.

GANDER MOUNTAIN COMPANY
(Registrant)

By:	/s/ DAVID C. PRATT
David C. Pratt
Chairman of the Board
and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 1, 2009.

Name	Title

/s/ DAVID C. PRATT	Chairman of the Board and Interim Chief Executive Officer
David C. Pratt	(Principal Executive Officer)

/s/ ROBERT J. VOLD	Senior Vice President, Chief Financial Officer and Treasurer
Robert J. Vold	(Principal Financial and Accounting Officer)

*	Vice-Chairman of the Board
Ronald A. Erickson

*	Director
Karen M. Bohn

*	Director
Marshall L. Day

*	Director
Richard C. Dell

*	Director
Gerald A. Erickson

*                                           David C. Pratt, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ DAVID C. PRATT
David C. Pratt
Attorney-in-Fact