Form 10-Q
period 2009-05-02
GANDER MOUNTAIN CO
filed 2009-06-15
CIK 1277475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED MAY 2, 2009

Commission file number: 0-50659

GANDER MOUNTAIN COMPANY

(Exact name of Registrant as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1990949 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.01 par value; 24,196,036 shares outstanding as of June 5, 2009.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED MAY 2, 2009

Our logos Gander Mountain®, Gander Mtn.®, Gander Mountain Guide Series®, We Live Outdoors®, Overton’s®, Gladiator,® and Dockmate;® and other trademarks, tradenames and service marks of Gander Mountain mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A—“Risk Factors” of our Annual Report on Form 10-K for fiscal year 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gander Mountain Company

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Sales	$227,654	$207,662
Cost of goods sold	180,751	165,633
Gross profit	46,903	42,029
Operating expenses:
Selling, general and administrative expenses	62,127	58,957
Exit costs and related charges	285	776
Pre-opening expenses	299	1,627
Loss from operations	(15,808)	(19,331)
Interest expense, net	2,617	4,842
Loss before income taxes	(18,425)	(24,173)
Income tax provision	220	272
Net loss	$(18,645)	$(24,445)

Basic and diluted loss per common share	$(0.77)	$(1.02)

Weighted average common shares outstanding	24,195	24,051

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	May 2,	January 31,
	2009	2009
	unaudited
Assets
Current assets:
Cash and cash equivalents	$1,546	$1,655
Accounts receivable	16,539	10,784
Income taxes receivable	—	62
Inventories	370,930	358,127
Prepaids and other current assets	17,943	12,132
Total current assets	406,958	382,760
Property and equipment, net	158,814	162,180
Goodwill	47,114	47,114
Acquired intangible assets, net	18,881	19,130
Other assets, net	1,811	1,936
Total assets	$633,578	$613,120

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$232,828	$204,514
Accounts payable	81,546	63,863
Accrued and other current liabilities	49,527	55,456
Notes payable - related parties	10,000	10,000
Current maturities of long term debt	15,486	15,628
Total current liabilities	389,387	349,461

Long term debt	49,313	50,402
Deferred income taxes	6,037	5,954
Other long term liabilities	27,444	27,398

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,195,736 shares issued and outstanding)	242	242
Additional paid-in-capital	278,828	278,691
Accumulated deficit	(117,673)	(99,028)
Total shareholders’ equity	161,397	179,905
Total liabilities and shareholders’ equity	$633,578	$613,120

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Operating activities
Net loss	$(18,645)	$(24,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,819	8,010
Exit costs and related charges	236	605
Stock-based compensation expense	137	381
Gain on disposal of assets	(35)	(6)
Change in operating assets and liabilities:
Accounts receivable	(5,779)	(6,911)
Inventories	(12,803)	(22,318)
Prepaids and other current assets	(5,726)	(6,159)
Other assets	(28)	(40)
Accounts payable and other liabilities	11,603	32,259
Deferred income taxes	83	134
Net cash used in operating activities	(23,138)	(18,490)

Investing activities
Purchases of property and equipment	(2,748)	(6,460)
Acquisition of business and related expenses	—	(167)
Proceeds from sale of assets	35	10
Net cash used in investing activities	(2,713)	(6,617)

Financing activities
Borrowings under credit facility, net	28,314	28,025
Reductions in long term debt	(2,572)	(1,517)
Proceeds from exercise of stock options and employee stock purchases	—	17
Net cash provided by financing activities	25,742	26,525

Net (decrease) increase in cash	(109)	1,418
Cash, beginning of period	1,655	2,622
Cash, end of period	$1,546	$4,040

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“the Company”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of May 2, 2009 and for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2009.

The Company’s business is seasonal in nature and interim results may not be indicative of results for a full year. Historically, the Company has realized more of its sales in the latter half of the fiscal year, which includes the hunting and holiday seasons. The Company’s business is also impacted by the timing of new store openings. Both variation in seasonality and new store openings impact the analysis of the results of operations and financial condition for comparable periods.

With the acquisition of Overton’s Holding Company (“Overton’s”) in December 2007, the Company’s consolidated reporting includes its two reportable segments: Retail and Direct. The Retail segment sells its outdoor lifestyle products and services through retail stores. The Direct segment is the internet and catalog operations under the Company’s Overton’s brand name as well as the internet and catalog operations under its Gander Mountain brand, which launched August 3, 2008.

The following table shows the Company’s consolidated sales by product category for the comparable 13 week periods:

	1st Quarter	1st Quarter
Category	2009	2008
Hunting and Firearms	47.4%	38.1%
Fishing and Marine (1)	24.9%	27.9%
Camping, Paddlesports and Backyard Equipment	5.4%	5.4%
Apparel and Footwear	16.6%	17.7%
Powersports	3.8%	8.3%
Other	1.0%	1.4%
Parts and services	0.9%	1.2%
Total	100.0%	100.0%

(1)          Direct segment sales from Overton’s for the first quarters of fiscal 2009 and fiscal 2008 have been included in the Fishing and Marine category.

Supplemental Cash Flow Information - During the 13 weeks ended May 2, 2009 and May 3, 2008, the Company acquired equipment totaling $1.3 million and $1.5 million, respectively, which was financed through capital leases. Purchases of property and equipment in the statement of cash flows exclude these amounts.

Note 2. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions:

1) FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, 2) FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and 3) FSP No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected not to early adopt the FSPs and consequently will adopt them effective for its second fiscal quarter of 2009.  The Company does not anticipate that the adoption will have a material impact on its financial statements as such guidance was relevant to financial assets such as debt or equity securities and derivative instruments, which the Company does not hold.

FSP No. FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability has significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment.

FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

FSP No. FSP FAS 107-1 and APB 28-1 requires publicly traded companies, as defined in Opinion No. 28, to disclose the fair value of financial instruments within the scope of FAS No. 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 in the first quarter of fiscal 2009 had no impact on the Company’s results of operations, cash flows, or financial position.

Note 3. Credit Facility

The Company maintains a $345 million revolving credit facility with Bank of America, N.A.  The credit facility, in addition to the $20 million Term Loan A, has a maturity date of June 30, 2012. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on the Company’s EBITDA, as defined in the credit agreement. The Company’s obligations under the credit facility are secured by interests in substantially all of its assets.

Availability under our credit facility was $34.1 million and $24.1 million as of May 2, 2009 and May 3, 2008, respectively.

Current financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The covenants also limit the Company’s annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict the Company’s ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of May 2, 2009 and January 31, 2009.

Note 4. Long Term Debt

The Company’s long term debt consists of the following (in thousands):

	May 2,	January 31,
	2009	2009
Term loan B	$37,500	$37,500
Equipment financing notes	12,639	13,492
Capitalized lease obligations	12,970	13,390
Term notes - related parties	10,000	10,000
Obligation from acquisition	1,691	1,648
Total debt obligations	74,800	76,030
Less: amounts due within one year	(25,486)	(25,628)
Long term debt	$49,313	$50,402

Term Loan B—The Company secured a $40 million term loan with a final maturity date of September 30, 2011, in connection with the acquisition of Overton’s. As of May 2, 2009, the required principal payments remaining under Term Loan B are reflected below (in thousands):

Due Date	Principal Due

July 31, 2009	$2,500
December 31, 2009	5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250
$37,500

Short Term Notes Payable—Related Parties.  In March 2009, the Company extended the maturity date on its $10 million term loan with its two major shareholders to June 30, 2009. The lenders under the agreement are Gratco LLC, an affiliate of David Pratt, the Company’s chairman and interim chief executive officer, and Holiday Companies, an affiliate of Ronald A. Erickson, the Company’s vice chairman, and Gerald A. Erickson, a director of the Company.

Capitalized Lease Obligations.  The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. During the 13 weeks ended May 2, 2009 and May 3, 2008, the Company leased equipment accounted for as capital leases in the amounts of $1.3 million and $1.5 million, respectively. The leases vary from one to three years in term and require monthly payments of principal and interest.

Note 5. Goodwill and Intangible Assets

The Company accounts for goodwill according to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The reported goodwill and intangible assets, (net of amortization where appropriate), as of May 2, 2009 and the changes in these accounts since the fiscal year end are as follows (in thousands):

	Retail segment			Direct segment
	Goodwill	Intangibles	Total	Goodwill	Intangibles	Total	Consolidated
Balances, January 31, 2009	$—	$400	$400	$47,114	$18,730	$65,844	$66,244
Amortization	—	(127)	(127)	—	(122)	(122)	(249)
Balances, May 2, 2009	$—	$273	$273	$47,114	$18,608	$65,722	$65,995

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Both Goodwill and other Intangible Assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

Note 6. Stock-Based Compensation

The Company has three share-based compensation plans: the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition, the Company granted certain stock option awards in fiscal 1998 and fiscal 2002 that were not under a stock-based compensation plan (“non-plan” awards). However, as of May 2, 2009, there were no “non-plan” option awards outstanding. The Company is not authorized to grant any awards under the 2002 Stock Option Plan. The Company’s board of directors has suspended the Employee Stock Purchase Plan, effective January 1, 2009. The suspension will continue until it is lifted by future action of the board.

As of May 2, 2009, there were a total of 1,936,366 options to purchase common stock outstanding under all of our stock option plans, with a weighted average exercise price of $10.32 and a weighted average remaining life of 6.3 years.  There were 1,483,563 options that were exercisable as of May 2, 2009 with a weighted-average exercise price of $11.11.

Stock-based compensation expense for the 13 weeks ended May 2, 2009 and May 3, 2008, was $137,000 and $381,000, respectively.  As of May 2, 2009, there was approximately $1.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.2 years.

As of May 2, 2009, there were 2,015,662 shares available for future grant under the 2004 Omnibus Stock Plan.

Stock option activity for the periods presented is as follows:

	13 weeks - May 2, 2009		13 weeks - May 3, 2008
	Number of	Weighted-	Number of	Weighted-
	Shares Under	Average	Shares Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding - Beginning	2,236,847	$10.06	3,507,113	$10.14
Granted	—	—	60,750	5.18
Exercised	—	—	(2,877)	5.59
Forfeited	(300,481)	8.37	(211,943)	10.26
Outstanding -Ending	1,936,366	$10.32	3,353,043	$10.04

Weighted-average Black-Scholes fair value of options granted		no grants		$2.99

Note 7. Selected Balance Sheet Information (in thousands)

	May 2, 2009	January 31, 2009
Property and equipment consists of :
Building	$6,972	$6,972
Furniture and equipment	154,992	153,612
Leasehold improvements	66,377	66,329
Computer software and hardware	63,816	60,959
	292,157	287,872
Less: Accumulated depreciation and amortization	(133,343)	(125,692)
Property and equipment, net	$158,814	$162,180

	May 2, 2009	January 31, 2009
Other assets consists of:
Deferred loan costs	$6,768	$6,790
Other	218	167
	6,986	6,957
Less: Accumulated amortization	(5,175)	(5,021)
Other assets, net	$1,811	$1,936

	May 2, 2009	January 31, 2009
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$19,159	$24,853
Payroll and related fringe benefits	5,146	7,196
Sales, property and use taxes	9,446	9,138
Reserve for exit costs and related charges	116	210
Lease related costs	2,151	1,874
Insurance reserves and liabilities	2,396	2,335
Advertising and marketing	382	133
Interest	631	742
Other accruals and current liabilities	10,100	8,975
Accrued and other current liabilities	$49,527	$55,456

	May 2, 2009	January 31, 2009
Other long-term liabilities consist of:
Deferred rent	$25,585	$25,753
Insurance reserves and other liabilities	1,859	1,645
Other long-term liabilities	$27,444	$27,398

Note 8. Exit Costs and Related Charges

The Company presents this caption in the consolidated statement of operations to aggregate various charges related to exiting certain stores, impaired assets or other charges for assets no longer used, as well as severance charges. The Company believes it is more meaningful to present these expenses on a separate line in the consolidated statement of operations. Exit costs and related charges for each of the 13 week periods ended May 2, 2009 and May 3, 3008 are detailed in the table below (in thousands):

	13 weeks ended
	May 2,	May 3,
	2009	2008
Expense Summary
Exit costs for closed stores	$—	$708
Accretion on closed-store liabilities	—	68
Accelerated depreciation on Powersports related assets	238	—
Severance costs	47	—
	$285	$776

The Company’s reserve for exit costs and related charges as of May 2, 2009 and January 31, 2009, was $116,000 and $210,000, respectively, representing unpaid severance costs.

Note 9. Income Taxes

The Company’s effective income tax rate was (1.2) % and (1.1) % for the first quarter of fiscal 2009 and first quarter of fiscal 2008, respectively. The change in the effective tax rate between periods is primarily the result of the change in pretax earnings compared to the change in state income taxes and deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

The Company’s tax provision primarily represents minimum or net worth taxes due in various states. Some states have adopted an adjusted gross receipts tax. The Company has no provision for Federal income tax for either period presented due to accumulated operating losses. The Company determined that realization of the tax benefit related to the net deferred tax assets was uncertain. Accordingly, a valuation allowance is recorded for the entire balance of the net current and non-current deferred tax assets.

Note 10. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options and convertible securities to purchase shares of the Company’s common stock have been excluded from the calculation of weighted average shares outstanding for all years presented because their inclusion would have an anti-dilutive effect on loss per share. These shares of common stock subject to potential issuance as a result of these securities totaled 1,936,366 and 3,353,043 as of May 2, 2009 and May 3, 2008, respectively.

Note 11. Contingencies

Legal Proceedings - Various claims, lawsuits or other proceedings arising in the normal course of business may be pending against the Company from time to time. The subject matter of these proceedings typically relate to commercial disputes, employment issues, product liability and other matters. As of the date of this report, the Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations.

Note 12. Segment Reporting

For the Retail segment, operating expenses primarily consist of distribution center expenses associated with moving product from the Company’s distribution center to its retail stores, occupancy costs of the retail stores, store labor, advertising, depreciation, and all other store operating expenses, as well as all expenses associated with the functional support areas such as executive, merchandising/buying, human resources, information technology, and finance/accounting.

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

Results by business segment are presented in the following table (in thousands):

Statement of Operations data:

	13 Weeks Ended			13 Weeks Ended
	May 2, 2009			May 3, 2008
	Retail	Direct	Total	Retail	Direct	Total
Sales	$209,870	$17,784	$227,654	$187,993	$19,669	$207,662
Depreciation and amortization	7,564	255	7,819	7,381	629	8,010
Exit costs and related charges	285	—	285	776	—	776
Loss from operations	(14,132)	(1,676)	(15,808)	(18,743)	(588)	(19,331)
Net loss	$(16,360)	$(2,285)	$(18,645)	$(22,816)	$(1,629)	$(24,445)

Balance Sheet data:

	As of May 2, 2009			As of January 31, 2009
	Retail	Direct	Total	Retail	Direct	Total
Total assets	$534,203	$99,375	$633,578	$517,812	$95,308	$613,120
Inventories	346,654	24,276	370,930	334,868	23,259	358,127
Goodwill & acquired intangibles	273	65,722	65,995	400	65,844	66,244
Long term debt	$19,313	$30,000	$49,313	$20,402	$30,000	$50,402

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base to 119 conveniently located Gander Mountain outdoor lifestyle stores, (including three outlet centers), providing approximately 6.7 million square feet of retail space in 23 states. We opened our newest store in March 2009, which we anticipate will be our only new store in fiscal 2009 as we focus on growing our direct marketing business and continuing to improve the profitability of our retail operations. The sales of outdoor lifestyle products and services through our 119 retail stores constitutes our Retail segment.

On December 6, 2007 we acquired Overton’s, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts. Overton’s product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton’s products are sold under two principal brands, Overton’s and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and three retail showrooms. We acquired Overton’s for its established position in the marine accessories business but also to provide us a platform from which to develop and grow the internet and catalog retail channels for the Gander Mountain product categories. We believe an effective multi-channel retail offering in our industry sector would include deriving between 25% to 40% of our total business from the internet and catalog channels.

In August 2008, we launched a new internet and catalog operation under our Gander Mountain brand offering an initial assortment of the products available in our retail stores. We intend to expand our product assortment and continue to grow this component of our direct business as we seek to build market share in an internet and catalog market. Together, the Overton’s business and our catalog and internet offerings under the Gander Mountain brand comprise our Direct segment.

Our long-term strategic objectives are to:

•      Develop an effective multi-channel offering to our customers by growing our Gander Mountain and Overton’s Direct marketing business through expanded product offerings, additional catalogs and enhanced customer service;

•      Grow retail stores’ revenues and build upon the Gander Mountain brand by executing strategies centered upon increasing customer traffic, focusing on well-defined customer segments and deploying targeted, value-added merchandising and marketing tactics;

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

Quarterly Results of Operations and Seasonality

Our quarterly operating results may fluctuate significantly because of several factors, including the timing of new store openings and related expenses, profitability of new stores, weather conditions and general economic conditions. Our business is also subject to seasonal fluctuation, with the highest sales activity in our Retail segment normally occurring during the third and fourth quarters of our fiscal year, which are primarily associated with the fall hunting seasons and the holiday season. In recent years, the second half of our fiscal years have generated approximately 57% to 63% of our annual sales. In addition, our customers’ demand for our products and therefore our sales can be significantly impacted by unseasonable weather conditions that affect outdoor activities and the demand for related apparel and equipment. Our grand opening activities surrounding our new store openings can also cause fluctuations in sales when compared to operating periods in later months. It is for this reason we include a new store in our comparable store sales base in its fifteenth full month to minimize the effect of grand opening activities.

Seasonality also impacts inventory levels for our retail stores which tend to rise beginning approximately in April, reach a peak in November, and decline to lower levels after the December holiday season.

The Overton’s business is also subject to seasonal fluctuations, with its highest sales activity normally occurring during the first and second quarters of our fiscal year, which is the primary season for boating, marine and watersports related products. Historically, Overton’s has generated approximately 65% to 70% of its sales during the first half of our fiscal year and approximately 50% during the second quarter of our fiscal year. We expect the Gander Mountain Direct segment business to have similar seasonality as our retail stores as the product offerings are similar.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our sales:

	13 Weeks Ended
	May 2,	May 3.
	2009	2008
Sales	100.0%	100.0%
Cost of goods sold	79.4%	79.8%
Gross profit	20.6%	20.2%
Operating expenses:
Selling, general and administrative expenses	27.3%	28.4%
Exit costs and related charges	0.1%	0.4%
Pre-opening expenses	0.1%	0.8%
Loss from operations	(6.9)%	(9.4)%
Interest expense, net	1.2%	2.3%
Loss before income taxes	(8.1)%	(11.7)%
Income tax provision	0.1%	0.1%
Net loss	(8.2)%	(11.8)%

In the first quarter of fiscal 2009, the Retail segment represented 92% of our consolidated sales and produced a net loss of $16.4 million, while the Direct segment represented approximately 8% of our consolidated sales and incurred a net loss of $2.3 million. The first quarter of our fiscal year for the Retail segment typically reflects the lowest sales levels of all fiscal quarters and consequently, the largest net loss. The Direct segment loss includes operating losses due to the start-up nature of the Gander Mountain Direct business.

The following table indicates the average percentage of consolidated sales represented by each of our major product categories during the first quarters of fiscal 2009 and 2008:

	1st Quarter	1st Quarter
Category	2009	2008
Hunting and Firearms	47.4%	38.1%
Fishing and Marine (1)	24.9%	27.9%
Camping, Paddlesports and Backyard Equipment	5.4%	5.4%
Apparel and Footwear	16.6%	17.7%
Powersports	3.8%	8.3%
Other	1.0%	1.4%
Parts and services	0.9%	1.2%
Total	100.0%	100.0%

(1)   Direct segment sales from Overton’s for the first quarters of fiscal 2009 and fiscal 2008 have been included in the Fishing and Marine category.

Financial Review - 13 Weeks Ended May 2, 2009 Compared to 13 Weeks Ended May 3, 2008

Sales.  Consolidated sales increased by $20.0 million, or 9.6%, to $227.7 million in the first quarter of fiscal 2009 from $207.7 million in the first quarter of fiscal 2008.

Retail segment sales were $209.9 million for the first quarter of fiscal 2009, an increase of $21.9 million, or 11.6% from $188.0 million for the first quarter of fiscal 2008. The Retail segment sales increase resulted from sales of $13.3 million from new stores not included in the comparable store sales base, a comparable store sales increase of $13.3 million and a $4.7 million sales decrease from stores closed during the first quarter of fiscal 2009 but open in fiscal 2008, as well as changes in other revenue.  In the first quarter of fiscal 2009, we opened one new store.  During the first quarter of fiscal 2008, we opened three new stores and closed three stores, including one relocation and the consolidation of two smaller format stores into one large format store.

Direct segment sales declined $1.9 million, or 9.6%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 as consumer spending in the boating accessory business was curtailed by the economic environment.

Our Retail comparable store sales increased 7.4% for the first quarter of fiscal 2009, as compared to a comparable store sales decline of 6.7% for the first quarter of fiscal 2008. Excluding a negative (5.4) % impact of power boat and ATV sales and power sport services which are categories the Company is in the process of exiting, comparable store sales were 12.8% for the first quarter of fiscal 2009. The increase was attributable to sales increases in the firearms, ammunition, firearm accessories, marine and camping categories and was also attributable to, we believe, increased advertising expenditures in the first quarter of fiscal 2009.

Overall, the Retail sales mix for the first quarter of fiscal 2009 was relatively consistent with the first quarter of fiscal 2008. The notable exceptions were: (i) the firearms, ammunition and accessories category, which increased its share of the Retail sales mix by 983 basis points on strong market demand, (ii) lower sales in the powersports category resulting in a 504 basis points lower share of the sales mix due to lower sales in ATVs and power boats as we exit these categories and (iii) the apparel category, which experienced a decline of 176 basis points in its share of the sales mix.

Gross Profit.  Consolidated gross profit increased by $4.9 million, or 11.6%, to $46.9 million in the first quarter of fiscal 2009 from $42.0 million in the first quarter of fiscal 2008. As a percentage of sales, consolidated gross profit increased 36 basis points to 20.6% in the first quarter of fiscal 2009 from 20.2% in the first quarter of fiscal 2008. The significant factors affecting our gross profit rate during the first quarter of fiscal 2009 were higher Retail gross profit of 96 basis points, partially offset by a decline in Direct segment gross profit of 60 basis points.

Retail segment initial margins benefited from higher initial margin rates in firearms, ammunition and accessories partially offset by lower margin rates in powersports and apparel.

Direct segment gross profit declined due to promotional start-up efforts related to our Gander Mountain brand direct business as well as promotional efforts related to a difficult sales environment for the Overton’s brand.

Selling, General and Administrative Expenses.  Consolidated SG&A expenses increased by $3.2 million, or 5.4%, to $62.1 million in the first quarter of fiscal 2009 from $59.0 million in the first quarter of fiscal 2008. As a percentage of sales, consolidated SG&A expenses decreased 110 basis points to 27.3 % in the first quarter of fiscal 2009 from 28.4% in the first quarter of fiscal 2008.

The significant factors affecting consolidated SG&A expenses during the first quarter of fiscal 2009 were leverage from cost controls in the Retail segment that had a positive impact of 127 basis points, partially offset by sales de-leverage in Direct business SG&A costs, which negatively impacted SG&A as a percentage of sales by 17 basis points.

The positive comparable store sales of 7.4% in the first quarter of fiscal 2009 allowed us to leverage our store labor and related costs more effectively, resulting in a 77 basis point improvement as a percentage of sales. Other SG&A costs, as a percentage of sales, were also lower in the first quarter of fiscal 2009, resulting in 177 basis points of additional improvement. This improved leverage was partially offset by Retail segment advertising costs which increased in the first quarter of fiscal 2009 and as a percentage of sales were 127 basis points higher as we increased our marketing activities.

Exit Costs and Related Charges.  We continued to incur these costs in fiscal 2009 which are primarily related to the exit of the powersports categories. In the first quarter of fiscal 2008, we incurred exit costs associated with three closed stores.

Pre-opening Expenses.  Pre-opening expenses decreased $1.3 million, or 81.6%, to $0.3 million in the first quarter of fiscal 2009 from $1.6 million in the first quarter of fiscal 2008. In the first quarter of fiscal 2009, we opened one new store. During the first quarter of fiscal 2008, we opened three new stores.

Interest Expense, Net.  Interest expense decreased by $2.2 million, or 45.9%, to $2.6 million in the first quarter of fiscal 2009 from $4.8 million in the first quarter of fiscal 2008.

Average outstanding borrowings during the first quarter of fiscal 2009 decreased approximately $33 million, or 10%, as compared to the first quarter of fiscal 2008, due to increased cash flows from operations and reduced capital expenditures. Average interest rates on our outstanding borrowings were 234 basis points lower during the first quarter of fiscal 2009 than in the first quarter of fiscal 2008, due to general interest rate declines. The average effective interest rate on all of our outstanding borrowings as of May 2, 2009 and January 31, 2009 was 3.55% and 4.65%, respectively.

Income Tax Provision.  Our tax provisions for the first quarters of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax in the first quarter of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss.  Our net loss was $18.6 million for the first quarter of fiscal 2009, as compared to net loss of $24.4 million for the first quarter of fiscal 2008, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for seasonal working capital needs, particularly when inventories are increasing; capital expenditures; and to the extent of the highly seasonal nature of our business, operating losses. During periods of new store growth, property and equipment and pre-opening expenses to support the new stores also require significant capital. Sources of liquidity for providing capital to meet these needs have primarily been borrowings under our credit facility, operating cash flows, and short and long-term debt financings from banks and financial institutions as well as our two major shareholders.

Fiscal 2008 was the first year since we began our large-format store expansion in fiscal 2003 that we substantially slowed our new store growth. We opened one new store during our first quarter of fiscal 2009 and do not expect any additional new store openings during the remainder of the fiscal year. We opened five new stores in fiscal 2008, including three relocations/consolidations of small-format stores. This change in strategy had a positive impact on our cash flows and liquidity in fiscal 2008, as we substantially reduced cash used for new store inventories, leasehold improvements, equipment and pre-opening expenses. This result, coupled with improvements in retail profitability, contributed to a $38 million reduction in total debt for fiscal 2008. These changes continued to impact us positively with respect to our financial position and liquidity, as inventory and debt levels remained lower in the first quarter of fiscal 2009 versus the comparable period last year. The following chart summarizes the principal elements of our cash flow for the comparable first quarters of fiscal 2009 and fiscal 2008, and the number of stores opened during each period.

	Cash Flow Summary
	13 Weeks Ended
	May 2,	May 3,
(in thousands)	2009	2008
Net cash (used in) operating activities	$(23,138)	$(18,490)
Net cash (used in) investing activities	(2,713)	(6,617)
Net cash provided by financing activities	25,742	26,525
Total net (decrease) increase in cash	$(109)	$1,418

Details of financing activities:
Borrowings under credit facility	$28,314	$28,025
(Reductions) in long-term debt	(2,572)	(1,517)
Proceeds from stock sales and exercise of options	—	17
Net cash provided by financing activities	$25,742	$26,525

New store openings, including relocated stores	1	3

Net cash used in operating activities was $23.1 million in the first quarter of fiscal 2009, compared to net cash used in operating activities of $18.5 million in the first quarter of fiscal 2008. The overall $4.6 million increase in net cash used by operating activities in the comparable quarters was primarily due to:

•      a decrease in cash provided of approximately $20.6 million from decreases in accounts payable and other liabilities primarily attributable to the reductions in floor-plan financed inventory of boats and ATVs, which carried longer payment terms. Powerboats and ATV inventory receipts during our first quarter of fiscal 2009 were approximately $10 million lower than during the first quarter of fiscal 2008 with such purchases having payment terms typically between 90 and 180 days. The remainder of the decrease in accounts payable correlated with general inventory reductions in our Retail segment.

•      a decrease in cash used of approximately $9.5 million due primarily to lower inventory growth for new stores in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

•      a decrease in cash used of $5.2 million as a result of the reduction in the net loss, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, as adjusted for changes in non-cash charges (depreciation and amortization and exit costs and related charges);

Net cash used in investing activities was $2.7 million in the first quarter of fiscal 2009 and $6.6 million in the first quarter of fiscal 2008. Cash invested in the first quarters of fiscal 2009 and fiscal 2008 each consisted primarily of purchases of property and equipment for stores and for information technology investments. We use cash for leasehold improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. Purchases of property and equipment also include purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

Financing activities provided $25.7 million of cash in the first quarter of fiscal 2009 and provided $26.5 million of cash in the first quarter of fiscal 2008. In the comparable periods, the borrowings under our credit facility funded our cash used in operations as well as capital expenditures.  Borrowings under the credit facility were offset by reductions in long term debt through scheduled payments of $2.6 million in the first quarter of fiscal 2009 and of $1.5 million in the first quarter of fiscal 2008.

Credit Facility

We have maintained a revolving credit facility with Bank of America, N.A. since 2001. Currently the revolving credit facility is $345 million and offers an option to increase the revolving facility by another $55 million subject to certain terms and conditions. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on our EBITDA, as defined in the credit agreement. Our obligations under the credit facility are secured by interests in substantially all of our assets.

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

Term Loan B.  On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A.. The amendment and restatement was effected in order to add an additional $40.0 million term loan to our secured credit facility to partially fund the acquisition of Overton’s and to make certain other amendments, including reducing permitted capital expenditures and replacing former covenants relating to minimum operating cash flow and EBITDA with a minimum excess availability reserve covenant.

Term Loan B has a four year maturity. As of May 2, 2009, the required principal payments remaining under Term Note B are reflected in the table below. Interest on Term Loan B is on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding. Term Loan B may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests. We will not have the ability to exercise the $55 million accordion feature under our revolving credit facility while Term Loan B is outstanding. The long-term portion of Term Loan B is classified as long term debt in the consolidated balance sheets.

Due Date	Principal Due
(in thousands)
July 31, 2009	$2,500
December 31, 2009	5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250
$37,500

The table below summarizes pertinent information regarding our credit facility with Bank of America, N.A.:

	May 2, 2009	January 31, 2009
	(in thousands)
Maximum revolving credit facility available	$345,000	$345,000
Revolver and Term Loan A balance	$232,828	$204,514
Term Loan B balance	$37,500	$37,500
Outstanding letters of credit	$9,297	$9,735
Borrowing availability	$34,133	$23,318
Interest rate at period end	2.8%	3.0%
Agreement maturity	June 2012	June 2012

Borrowing availability under our credit facility as of June 10, 2009 was $36.3 million.

Credit Facility Covenants.

Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The 5% requirement increases to 7.5% in August 2009. The financial covenants also limit our annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of May 2, 2009 and January 31, 2009.

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

Other Financings

During the first quarters of fiscal 2009 and fiscal 2008, we purchased information technology equipment totaling $1.3 million and $1.5 million, respectively, financed through capital lease transactions. These capital lease purchases are excluded from the caption “purchases of property and equipment” in our statements of cash flows as they did not require the use of cash.

Income Taxes/Net Operating Losses

Our tax provisions for the first quarters of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax for the first quarter of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

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

FUTURE CAPITAL REQUIREMENTS

Our cash flows are highly variable, like most retailers, and are highly dependent on store-level sales. Future cash flows are unpredictable and depend, in part, on consumer confidence, the general strength of the economy and the factors identified under “Risk Factors” in our annual report for the three years ended January 31, 2009, filed on Form 10-K with the Securities and Exchange Commission.

Our total capital expenditures for the full year of fiscal 2009 are expected to be less than $15 million, including investment in our Direct business, costs for one new store and refurbishments to existing stores as well as costs to continue to upgrade certain merchandise and information systems. We have started a significant project in fiscal 2009 to replace our point-of-sale systems to enhance our customers’ experience in the store and provide enhanced data for analysis and reporting.

During the next 12 months our focus will be to continue to grow the Direct segment and continue to improve the profitability of our Retail segment. Beginning with our acquisition of Overton’s, and furthered by the launch of our Gander Mountain branded internet and catalog operations, we have undertaken significant steps toward our strategy of providing multi-channel offerings to our customers. We expect we will continue to make expenditures related to our Direct segment of up to $2.0 million in the next 12 months to further this important business objective. Given the anticipated growth and the early-stage cycle of the Gander Mountain brand, we also anticipate a need to fund additional working capital for the Direct business in fiscal 2009.

Our capital requirements and cash flows are critically dependent on the availability and day-to-day use of our credit facility with Bank of America. Current borrowing availability under our facility as of June 10, 2009, was $36.3 million. However, if sales and cash flows from operations do not meet anticipated levels, if there are disruptions in the credit markets that impact our credit facility, or if conditions in the retail environment cause Bank of America to lower advance rates further, borrowing availability under our facility may not be sufficient to meet our needs and we will need to seek additional debt or equity financing in the public or private markets.

As of May 2, 2009, we have total debt obligations maturing within one year of $25.5 million, including:

(i)                                     the $10 million term loan — related party agreement,

(ii)                                  $7.5 million of scheduled principal payment on our $37.5 million Term Loan B, and

(iii)                               $8.0 million in current maturities of all other debt.

In March 2009, we extended the maturity date of the $10 million term loan with our two major shareholders from March 31, 2009 to June 30, 2009.

We intend to satisfy all of our capital requirements in the next 12 months with cash flows from operations and funds available under our credit facility. However, if capital requirements for our business strategy change, or if sales and cash flows from operations do not meet anticipated levels, we may need to seek additional debt or equity financing in the public or private markets. Beyond fiscal 2009, we anticipate needing additional financing to grow our business. There is no assurance that we will be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all. The current downturn in the economy as a whole has had a significant negative impact on the retail environment. The length and ultimate severity of this downturn are uncertain and may adversely impact our results of operations and ability to obtain financing.

Our long term debt consists of the following (in thousands):

	(in thousands)
	May 2,	January 31,
	2009	2009
Term loan B	$37,500	$37,500
Equipment financing notes	12,639	13,492
Capitalized lease obligations	12,970	13,390
Term notes - related parties	10,000	10,000
Obligation from acquisition	1,691	1,648
Total debt obligations	74,800	76,030
Less: amounts due within one year	(25,486)	(25,628)
Long term debt	$49,313	$50,402

OTHER MATTERS

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the fiscal periods presented.  We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods. Inflation in particular commodities, for example gasoline and food, that impact the general economic well-being of consumers does impact consumer confidence and therefore may negatively impact our sales, depending on the severity of price increases and negative changes in economic conditions.

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of May 2, 2009, the minimum operating lease payments due within one year were $74.9 million. As of May 2, 2009, total minimum operating lease payments remaining over all of our operating leases were $751.5 million. These leases have an average remaining term of approximately ten years and typically provide us with several successive options to extend the term at our election. The obligation amounts stated herein include future minimum lease payments only and exclude direct operating costs, insurance, taxes and maintenance. These direct operating costs range from approximately 22% to 24% on average of our annual retail rent expense. Issued and outstanding letters of credit were $9.3 million and $9.7 million at May 2, 2009 and January 31, 2009, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $6.8 million and $5.4 million as of May 2, 2009 and January 31, 2009, respectively.

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

Our critical accounting policies and use of estimates are discussed and should be read in conjunction with the annual financial statements and notes included in our Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2009. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

•                  Inventory Valuation

•                  Vendor Allowances

•                  Valuation of Long-Lived Assets

•                  Costs Associated with Exit Activities

•                  Goodwill and Intangible Assets

•                  Self-Insurance

Impact of Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions:

1) FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,  2) FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and  3) FSP No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected not to early adopt the FSPs and consequently will adopt them effective for our second fiscal quarter of 2009.  We do not anticipate that the adoption will have a material impact on our financial statements as such guidance was relevant to financial assets such as debt or equity securities and derivative instruments, which the Company does not hold.

FSP No. FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment.

FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

FSP No. FSP FAS 107-1 and APB 28-1 requires publicly traded companies, as defined in Opinion No. 28, to disclose the fair value of financial instruments within the scope of FAS No. 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 in the first quarter of fiscal 2009 had no impact on our results of operations, cash flows, or financial position.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $280.3 million at May 2, 2009 and averaged $265.4 million during the first quarter of fiscal 2009. Our floating rate indebtedness was $314.0 million at May 3, 2008 and averaged $294.5 million during the first quarter of fiscal 2008. If short-term floating interest rates on the average first quarter of fiscal 2009 variable rate debt had increased by 100 basis points, our annual interest expense would have increased by approximately $551,000 assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding for each of the respective fiscal years.

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

GANDER MOUNTAIN COMPANY

June 15, 2009	By:	/s/ David C. Pratt
David C. Pratt
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

June 15, 2009	By:	/s/ Robert J. Vold
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