Form 10-Q
period 2009-08-01
GANDER MOUNTAIN CO
filed 2009-09-15
CIK 1277475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED AUGUST 1, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.01 par value; 24,197,733 shares outstanding as of September 8, 2009.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED AUGUST 1, 2009

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

i

PART I.  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gander Mountain Company

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Sales	$248,413	$252,873	$476,067	$460,535
Cost of goods sold	184,045	185,390	364,796	351,023
Gross profit	64,368	67,483	111,271	109,512
Operating expenses:
Selling, general and administrative expenses	68,484	66,939	130,611	125,896
Exit costs and related charges	388	316	673	1,092
Pre-opening expenses	—	408	299	2,035
Loss from operations	(4,504)	(180)	(20,312)	(19,511)
Interest expense, net	2,611	4,509	5,228	9,351
Loss before income taxes	(7,115)	(4,689)	(25,540)	(28,862)
Income tax provision	220	165	440	437
Net loss	$(7,335)	$(4,854)	$(25,980)	$(29,299)

Basic and diluted loss per common share	$(0.30)	$(0.20)	$(1.07)	$(1.22)

Weighted average common shares outstanding	24,196	24,087	24,196	24,069

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	August 1,	January 31,
	2009	2009
	unaudited
Assets
Current assets:
Cash and cash equivalents	$1,534	$1,655
Accounts receivable	19,082	10,784
Income taxes receivable	—	62
Inventories	395,183	358,127
Prepaids and other current assets	12,487	12,132
Total current assets	428,286	382,760
Property and equipment, net	154,012	162,180
Goodwill	47,114	47,114
Acquired intangible assets, net	18,631	19,130
Other assets, net	1,693	1,936
Total assets	$649,736	$613,120

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$259,709	$204,514
Accounts payable	81,921	63,863
Accrued and other current liabilities	50,538	55,456
Notes payable - related parties	10,000	10,000
Current maturities of long term debt	18,054	15,628
Total current liabilities	420,222	349,461

Long term debt	42,099	50,402
Deferred income taxes	6,121	5,954
Other long term liabilities	27,086	27,398

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,197,199 and 24,195,736 shares issued and outstanding)	242	242
Additional paid-in-capital	278,974	278,691
Accumulated deficit	(125,008)	(99,028)
Total shareholders’ equity	154,208	179,905
Total liabilities and shareholders’ equity	$649,736	$613,120

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
Operating activities
Net loss	$(25,980)	$(29,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,356	15,661
Exit costs and related charges	622	605
Stock-based compensation expense	275	703
Gain on disposal of assets	(77)	(17)
Change in operating assets and liabilities:
Accounts receivable	(8,237)	(6,828)
Inventories	(37,055)	(13,524)
Prepaids and other current assets	(355)	(3,072)
Other assets	(65)	1,186
Accounts payable and other liabilities	12,677	25,053
Deferred income taxes	167	209
Net cash used in operating activities	(42,672)	(9,323)

Investing activities
Purchases of property and equipment	(5,510)	(12,299)
Acquisition related expenses	—	(164)
Proceeds from sale of assets	77	29
Net cash used in investing activities	(5,433)	(12,434)

Financing activities
Borrowings under credit facility, net	55,195	13,959
Proceeds from short term notes payable - related parties	—	10,000
Reductions in long term debt	(7,219)	(3,393)
Proceeds from exercise of stock options and employee stock purchases	8	235
Net cash provided by financing activities	47,984	20,801

Net decrease in cash	(121)	(956)
Cash, beginning of period	1,655	2,622
Cash, end of period	$1,534	$1,666

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“the Company”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of August 1, 2009 and for the 13 and 26 weeks ended August 1, 2009 and August 2, 2008, respectively, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years ended January 31, 2009.

In preparing the accompanying financial statements, we have evaluated subsequent events through September 15, 2009, the issuance date of this Quarterly Report on Form 10-Q. We have determined that no events or transactions have occurred subsequent to August 1, 2009 which require recognition or disclosure in the financial statements.

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

The following table shows the Company’s consolidated sales by product category for the comparable 13 week periods:

	2nd Quarter	2nd Quarter
Category (1)	2009	2008
Hunting and Firearms	30.9%	27.7%
Fishing and Marine	37.9%	38.3%
Camping, Paddlesports and Backyard Equipment	10.4%	9.7%
Apparel and Footwear	15.4%	14.9%
Powersports	3.4%	7.2%
Other	1.3%	1.3%
Parts and services	0.7%	0.9%
Total	100.0%	100.0%

(1)          Direct segment sales from Overton’s for the second quarters of fiscal 2009 and fiscal 2008 have been included in the Fishing and Marine category. Direct segment sales from Gander Mountain Direct are included in their respective categories.

Supplemental Cash Flow Information - During the 26 weeks ended August 1, 2009 and August 2, 2008, the Company acquired equipment totaling $1.3 million and $2.9 million, respectively, which was financed through capital leases. Purchases of property and equipment in the statement of cash flows exclude these amounts.

Fair Value of Financial Instruments  -  The carrying amounts of the Company’s financial instruments, primarily debt instruments, approximate fair value at August 1, 2009 and January 31, 2009.

Note 2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued FASB No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The accounting guidance contained in SFAS 165 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

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

3) FSP No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

All three FSPs were effective for the Company’s second fiscal quarter ending August 1, 2009. The adoption did not have a material impact on the Company’s financial statements as the guidance was relevant to financial assets such as debt or equity securities and derivative instruments, which the Company does not hold.

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

Note 3. Credit Facility

The Company maintains a $345 million revolving credit facility and a $20 million Term Loan A with Bank of America, N.A., both of which have a maturity date of June 30, 2012. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on the Company’s EBITDA, as defined in the credit agreement. The Company’s obligations under the credit facility are secured by interests in substantially all of its assets. The revolving credit facility and Term Loan A outstanding balances are reported together as “Borrowings under credit facility” in our consolidated balance sheets.

Availability under our credit facility was $39.8 million and $30.5 million as of August 1, 2009 and August 2, 2008, respectively.

Current financial covenants under the credit facility require that availability under the line of credit not fall below 7.5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The covenants also limit the Company’s annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict the Company’s ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell certain assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of August 1, 2009 and January 31, 2009.

Note 4. Long Term Debt

The Company’s long term debt consists of the following (in thousands):

	August 1,	January 31,
	2009	2009
Term loan B	$35,000	$37,500
Equipment financing notes	11,769	13,492
Capitalized lease obligations	11,658	13,390
Term notes - related parties	10,000	10,000
Obligation from acquisition	1,726	1,648
Total debt obligations	70,153	76,030
Less: amounts due within one year	(28,054)	(25,628)
Long term debt	$42,099	$50,402

Term Loan B—The Company secured a $40 million term loan with a final maturity date of September 30, 2011, in connection with the acquisition of Overton’s. As of August 1, 2009, the required principal payments remaining under Term Loan B are reflected below (in thousands):

Due Date	Principal Due

December 31, 2009	$5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250
$35,000

Short Term Notes Payable—Related Parties.  In June 2009, the Company extended the maturity date on its $10 million term loan with its two major shareholders to September 30, 2009. The lenders under the agreement are Gratco LLC, an affiliate of David Pratt, the Company’s chairman and interim chief executive officer, and Holiday Companies, an affiliate of Ronald A. Erickson, the Company’s vice chairman, and Gerald A. Erickson, a director of the Company.

Capitalized Lease Obligations.  The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. During the 26 weeks ended August 1, 2009 and August 2, 2008, the Company leased equipment accounted for as capital leases in the amounts of $1.3 million and $2.9 million, respectively. The leases vary from one to three years in term and require monthly payments of principal and interest.

Note 5. Goodwill and Intangible Assets

The Company accounts for goodwill according to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The reported goodwill and intangible assets, (net of amortization where appropriate), as of August 1, 2009 and the changes in these accounts since the fiscal year end are as follows (in thousands):

	Retail segment			Direct segment
	Goodwill	Intangibles	Total	Goodwill	Intangibles	Total	Consolidated
Balances, January 31, 2009	$—	$400	$400	$47,114	$18,730	$65,844	$66,244
Amortization	—	(127)	(127)	—	(122)	(122)	(249)
Balances, May 2, 2009	—	273	273	47,114	18,608	65,722	65,995
Amortization	—	(128)	(128)	—	(122)	(122)	(250)
Balances, Aug 1, 2009	$—	$145	$145	$47,114	$18,486	$65,600	$65,745

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. Both Goodwill and other Intangible Assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. When tested, the fair value of the Company’s goodwill and intangible assets are estimated and compared to their carrying value.

The Company performed its annual assessment in the fourth quarter of fiscal 2008.  The Company does not believe that any indicators of impairment that would require reassessment have occurred since the last assessment was performed.  Circumstances affecting impairment testing and the results of such testing may change in future accounting periods.  Among the factors that could materially impact the results of our future impairment assessments are the actual sales and operating cash flows from our retail and direct segments during our higher volume third and fourth fiscal quarters of fiscal 2009, as well as the use of different assumptions, estimates or judgments in the testing process, including selection of an appropriate discount rate applicable to estimated future operating cash flows, and estimates of gross margin, selling, general and administrative expenses and capital expenditures.

Note 6. Stock-Based Compensation

The Company has three share-based compensation plans: the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition, the Company granted certain stock option awards in fiscal 1998 and fiscal 2002 that were not under a stock-based compensation plan (“non-plan” awards). However, as of August 1, 2009, there were no “non-plan” option awards outstanding. The Company is not authorized to grant any awards under the 2002 Stock Option Plan. The Company’s board of directors has suspended the Employee Stock Purchase Plan, effective January 1, 2009. The suspension will continue until it is lifted by future action of the board.

As of August 1, 2009, there were a total of 1,900,717 options to purchase common stock outstanding under all of our stock option plans, with a weighted average exercise price of $10.33 and a weighted average remaining life of 6.1 years.  There were 1,524,202 options that were exercisable as of August 1, 2009 with a weighted-average exercise price of $11.10.

Stock-based compensation expense for the 13 weeks ended August 1, 2009 and August 2, 2008, was $139,000 and $322,000,  respectively.  Stock-based compensation expense for the 26 weeks ended August 1, 2009 and August 2, 2008, was $275,000 and $703,000, respectively. As of August 1, 2009, there was approximately $800,000 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.9 years.

As of August 1, 2009, there were 2,049,445 shares available for future grant under the 2004 Omnibus Stock Plan.

Stock option activity for the periods presented is as follows:

	13 weeks - August 1, 2009		13 weeks - August 2, 2008
	Number of	Weighted-	Number of	Weighted-
	Shares Under	Average	Shares Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding - Beginning	1,936,366	$10.32	3,353,043	$10.04
Granted	—	—	30,950	4.65
Exercised	(1,463)	5.39	—	—
Forfeited	(34,186)	10.09	(101,178)	10.57
Outstanding -Ending	1,900,717	$10.33	3,282,815	$9.98

Weighted-average Black-Scholes fair value of options granted		$0.00		$2.70

Note 7. Selected Balance Sheet Information (in thousands)

Property and equipment consists of :	August 1, 2009	January 31, 2009
Building	$6,972	$6,972
Furniture and equipment	156,358	153,612
Leasehold improvements	66,377	66,329
Computer software and hardware	65,017	60,959
	294,724	287,872
Less: Accumulated depreciation and amortization	(140,712)	(125,692)
Property and equipment, net	$154,012	$162,180

Other assets consists of:	August 1, 2009	January 31, 2009
Deferred loan costs	$6,790	$6,790
Other	232	167
	7,022	6,957
Less: Accumulated amortization	(5,329)	(5,021)
Other assets, net	$1,693	$1,936

Accrued and other current liabilities consist of:	August 1, 2009	January 31, 2009
Gift cards and gift certificate liabilities	$17,138	$24,853
Payroll and related fringe benefits	6,937	7,196
Sales, property and use taxes	10,650	9,138
Reserve for store exit costs	203	210
Lease related costs	2,330	1,874
Insurance reserves and liabilities	2,505	2,335
Advertising and marketing	179	133
Interest	641	742
Other accruals and current liabilities	9,955	8,975
Accrued and other current liabilities	$50,538	$55,456

Other long-term liabilities consist of:	August 1, 2009	January 31, 2009
Deferred rent	$25,306	$25,753
Insurance reserves and other liabilities	1,780	1,645
Other long-term liabilities	$27,086	$27,398

Note 8. Exit Costs and Related Charges

The Company presents this caption in the consolidated statement of operations to aggregate various charges related to exiting certain stores, impaired assets or other charges for assets no longer used, as well as severance charges. The Company believes it is more meaningful to present these expenses on a separate line in the consolidated statement of operations. Exit costs and related charges for each of the 13 and 26 week periods ended August 1, 2009 and August 2, 2008  are detailed in the table below (in thousands):

	13 weeks ended		26 weeks ended
	Aug 1,	Aug 2,	Aug 1,	Aug 2,
Expense Summary	2009	2008	2009	2008

Exit costs for closed stores	$—	$240	$—	$948
Accretion on closed-store liabilities	—	76	—	144
Accelerated depreciation on Powersports related assets	238	—	476	—
Powersports lease charges	150	—	150	—
Severance costs	—	—	47	—
	$388	$316	$673	$1,092

The Company’s reserve for exit costs and related charges as of August 1, 2009 and January 31, 2009, was $203,000 and $210,000, respectively.

Note 9. Income Taxes

The Company’s effective income tax rate was (3.1) % and (3.5) % for the second quarter of fiscal 2009 and second quarter of fiscal 2008, respectively. The change in the effective tax rate between periods is primarily the result of the change in pretax losses compared to the change in state income taxes and deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets.

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

Note 10. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options and convertible securities to purchase shares of the Company’s common stock have been excluded from the calculation of weighted average shares outstanding for all years presented because their inclusion would have an anti-dilutive effect on loss per share. These shares of common stock subject to potential issuance as a result of these securities totaled 1,900,717 and 3,282,815 as of August 1, 2009 and August 2, 2008, respectively.

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

Results by business segment are presented in the following table (in thousands):

	13 Weeks Ended			13 Weeks Ended
	August 1, 2009			August 2, 2008
Statement of Operations data:	Retail	Direct	Total	Retail	Direct	Total
Sales	$210,837	$37,576	$248,413	$213,145	$39,728	$252,873
Depreciation and amortization	7,278	260	7,538	7,491	160	7,651
Exit costs and related charges	388	—	388	316	—	316
(Loss) income from operations	(6,815)	2,311	(4,504)	(2,973)	2,793	(180)
Net (loss) income	$(9,070)	$1,735	$(7,335)	$(6,829)	$1,975	$(4,854)

	26 Weeks Ended			26 Weeks Ended
	August 1, 2009			August 2, 2008
	Retail	Direct	Total	Retail	Direct	Total
Sales	$420,707	$55,360	$476,067	$401,138	$59,397	$460,535
Depreciation and amortization	14,841	515	15,356	14,872	789	15,661
Exit costs and related charges	673	—	673	1,092	—	1,092
(Loss) income from operations	(20,946)	634	(20,312)	(21,716)	2,205	(19,511)
Net (loss) income	$(25,429)	$(551)	$(25,980)	$(29,645)	$346	$(29,299)

	As of August 1, 2009			As of January 31, 2009
Balance Sheet data:	Retail	Direct	Total	Retail	Direct	Total
Total assets	$558,963	$90,773	$649,736	$517,812	$95,308	$613,120
Inventories	376,679	18,504	395,183	334,868	23,259	358,127
Goodwill and acquired intangibles	145	65,600	65,745	400	65,844	66,244
Long term debt	$17,099	$25,000	$42,099	$20,402	$30,000	$50,402

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Gander Mountain Company operates the nation’s largest retail network of stores specializing in hunting, fishing, camping, marine and outdoor lifestyle products and services. We have expanded our store base to 119 conveniently located Gander Mountain outdoor lifestyle stores (including three outlet centers), providing approximately 6.6 million square feet of retail space in 23 states. We opened our newest store in March 2009, which we anticipate will be our only new store in fiscal 2009 as we focus on growing our direct marketing business and continuing to improve the profitability of our retail operations. The sales of outdoor lifestyle products and services through our 119 retail stores constitutes our Retail segment.

On December 6, 2007 we acquired Overton’s, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts. Overton’s product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton’s products are sold under two principal brands, Overton’s and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and two retail showrooms. We acquired Overton’s for its established position in the marine accessories business but also to provide us a platform from which to develop and grow the internet and catalog retail channels for the Gander Mountain product categories.

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

Our long-term strategic objectives are to:

•                  Continue to develop a multi-channel offering to our customers by growing our Gander Mountain and Overton’s Direct marketing business through expanded product offerings, additional catalogs and enhanced customer service;

•                  Grow retail store revenues and build upon the Gander Mountain brand by executing strategies centered upon increasing customer traffic, focusing on well-defined customer segments and deploying targeted, value-added merchandising and marketing tactics;

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our sales:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.1%	73.3%	76.6%	76.2%
Gross profit	25.9%	26.7%	23.4%	23.8%
Operating expenses:
Selling, general and administrative expenses	27.6%	26.5%	27.4%	27.3%
Exit costs and related charges	0.2%	0.1%	0.1%	0.2%
Pre-opening expenses	0.0%	0.2%	0.1%	0.4%
Loss from operations	(1.8)%	(0.1)%	(4.2)%	(4.2)%
Interest expense, net	1.1%	1.8%	1.2%	2.0%
Loss before income taxes	(2.9)%	(1.9)%	(5.4)%	(6.3)%
Income tax provision	0.1%	0.1%	0.1%	0.1%
Net loss	(3.0)%	(1.9)%	(5.5)%	(6.4)%

In the second quarter of fiscal 2009, the Retail segment represented 85% of our consolidated sales and produced a net loss of $9.1 million, while the Direct segment represented approximately 15% of our consolidated sales and reported net income of $1.7 million. The Direct segment results include operating losses due to the start-up nature of the Gander Mountain Direct business.

The following table indicates the average percentage of consolidated sales represented by each of our major product categories during the second quarters of fiscal 2009 and 2008:

	2nd Quarter	2nd Quarter
Category (1)	2009	2008
Hunting and Firearms	30.9%	27.7%
Fishing and Marine	37.9%	38.3%
Camping, Paddlesports and Backyard Equipment	10.4%	9.7%
Apparel and Footwear	15.4%	14.9%
Powersports	3.4%	7.2%
Other	1.3%	1.3%
Parts and services	0.7%	0.9%
Total	100.0%	100.0%

(1)        Direct segment sales from Overton’s for the second quarters of fiscal 2009 and fiscal 2008 have been included in the Fishing and Marine category.  Direct segment sales from Gander Direct are included in their respective categories.

Financial Review - 13 Weeks Ended August 1, 2009 Compared to 13 Weeks Ended August 2, 2008

Sales.  Consolidated sales decreased by $4.5 million, or 1.8%, to $248.4 million in the second quarter of fiscal 2009 from $252.9 million in the second quarter of fiscal 2008.

Retail segment sales were $210.8 million for the second quarter of fiscal 2009, a decrease of $2.3 million, or 1.1% from $213.1 million for the second quarter of fiscal 2008. The Retail segment sales decrease resulted from a comparable store sales decrease of $4.8 million partially offset by $1.8 million in sales from new stores not included in the comparable store sales base, and a $0.7 million sales increase from changes in other revenue.  We did not open any new stores in the second quarter of fiscal 2009.   During the second quarter of fiscal 2008, we opened two new stores.

Direct segment sales declined $2.2 million, or 5.4%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due to consumer spending in the boating accessory business being curtailed by the economic environment as well as decreased catalog spending. The Direct segment sales decrease includes sales of the Gander Mountain Direct website and catalog business which was not present in the second quarter of fiscal 2008.

Our Retail comparable store sales decreased 2.4% for the second quarter of fiscal 2009, as compared to a comparable store sales decline of 11.7% for the second quarter of fiscal 2008. Excluding a negative 4.2% impact of power boat and ATV sales and power sport services which are categories the Company has substantially exited, comparable store sales were a positive 1.8% for the second quarter of fiscal 2009. This increase was attributable to sales increases in the firearms, ammunition, firearm accessories, marine and camping categories and was also attributable to, we believe, increased advertising expenditures in the second quarter of fiscal 2009.

Overall, the Retail sales mix for the second quarter of fiscal 2009 was relatively consistent with the second quarter of fiscal 2008. The notable exceptions were: (i) the firearms, ammunition and accessories category, which increased its share of the Retail sales mix by 395 basis points on strong market demand, and (ii) lower sales in the powersports category resulting in a 509 basis points lower share of the sales mix as we exited the powerboat and ATV categories.

Gross Profit.  Consolidated gross profit decreased by $3.1 million, or 4.6%, to $64.4 million in the second quarter of fiscal 2009 from $67.5 million in the second quarter of fiscal 2008. As a percentage of sales, consolidated gross profit decreased 77 basis points to 25.9% in the second quarter of fiscal 2009 from 26.7% in the second quarter of fiscal 2008. The significant factors affecting our gross profit rate during the second quarter of fiscal 2009 were a lower Retail gross profit rate that impacted the consolidated rate by 16 basis points as well as a decline in the Direct segment gross profit rate that impacted the consolidated rate by 61 basis points.

Retail segment initial margins increased 108 basis points, benefitting from higher initial margin rates in firearms, ammunition, firearm accessories, fishing and marine, but were partially offset by lower margin rates in powersports and apparel-footwear. The increase in Retail segment initial margins were more than offset by sales de-leverage in occupancy costs and distribution costs as a result of negative comparable store sales. Direct segment gross profit declined due to promotional start-up efforts related to our Gander Mountain brand direct business as well as promotional efforts related to a difficult sales environment for the Overton’s brand.

Selling, General and Administrative Expenses.  Consolidated SG&A expenses increased by $1.5 million, or 2.3%, to $68.5 million in the second quarter of fiscal 2009 from $66.9 million in the second quarter of fiscal 2008. As a percentage of sales, consolidated SG&A expenses increased 110 basis points to 27.6 % in the second quarter of fiscal 2009 from 26.5% in the second quarter of fiscal 2008. Retail SG&A as a percentage of consolidated sales increased 153 basis points primarily due to increased advertising expense in the Retail segment. The Direct segment SG&A improved 43 basis points as a percentage of consolidated sales due to decreased catalog expenses in the Direct segment.

Exit Costs and Related Charges.  We continued to incur minimal costs in fiscal 2009 which are primarily related to the exit of the powersports categories. These costs in the second quarter of fiscal 2008 were primarily related to costs associated with store closings.

Pre-opening Expenses.  As we opened no stores in the second quarter of fiscal 2009, we incurred no pre-opening costs. During the second quarter of fiscal 2008, we incurred pre-opening costs of $0.4 million related to new store openings in May of 2008.

Interest Expense, Net.  Interest expense decreased by $1.9 million, or 42.1%, to $2.6 million in the second quarter of fiscal 2009 from $4.5 million in the second quarter of fiscal 2008.

Average outstanding borrowings during the second quarter of fiscal 2009 decreased approximately $25 million, or 7.3%, as compared to the second quarter of fiscal 2008, due to improved cash flows from operations during the latter part of fiscal year 2008 and reduced capital expenditures. Average interest rates on our outstanding borrowings were 200 basis points lower during the second quarter of fiscal 2009 than in the second quarter of fiscal 2008, due to general interest rate declines. The average effective interest rate on the average of all outstanding borrowings during the second quarter of fiscal 2009 was 3.31%.

Income Tax Provision.  Our tax provisions for the second quarters of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax in the second quarter of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss.  Our net loss was $7.3 million for the second quarter of fiscal 2009, as compared to net loss of $4.9 million for the second quarter of fiscal 2008, due to the factors discussed above. The net loss for the second quarter of fiscal 2009 includes losses of approximately $3 million associated with the powersports categories which we substantially exited, including sales discounts, inventory markdowns and other operating costs. The net loss for the second quarter of fiscal 2008 includes income of approximately $350,000 associated with these powersports categories.

Financial Review – 26  Weeks Ended August 1, 2009 Compared to 26 Weeks Ended August 2, 2008

Sales.  Consolidated sales increased by $15.5 million, or 3.4%, to $476.1 million in the first half of fiscal 2009 from $460.5 million in the first half of fiscal 2008.

Retail segment sales were $420.7 million for the first half of fiscal 2009, an increase of $19.6 million, or 4.9% from $401.1 million for the first half of fiscal 2008. The Retail segment sales increase resulted from sales of $15.0 million from new stores not included in the comparable store sales base, a comparable store sales increase of $8.5 million and a $3.9 million sales decrease from stores closed during the first half of fiscal 2009 but open in fiscal 2008, as well as changes in other revenue.  We opened one new store in the first half of fiscal 2009. During the first half of fiscal 2008, we opened five new stores and closed three stores. On a net basis for the first half of fiscal 2009, we added 57,000 square feet of retail selling space as compared to 308,000 square feet added in the first half of fiscal 2008.

Direct segment sales declined $4.0 million, or 6.8%, in the first half of fiscal 2009 as compared to the first half of fiscal 2008 as consumer spending in the boating accessory business was curtailed by the overall economic environment, including credit conditions, housing market foreclosures, rising unemployment and decreased consumer confidence, and their effects on discretionary spending. A reduction in catalog spending also contributed to lower sales levels. The Direct segment sales decrease includes an increase from the sales of the Gander Mountain website and catalog business which was not present in the first half of fiscal 2008.

Our Retail comparable store sales increased 2.2% for the first half of fiscal 2009, as compared to a comparable store sales decline of 9.4% for the first half of fiscal 2008.  Excluding a negative 4.8% impact of power boat and ATV sales and power sport services which are categories the Company has substantially exited, comparable store sales were a positive 7.0 % for the first half of fiscal 2009. The increase was attributable to sales increases in the firearms, ammunition, firearm accessories, fishing, marine and camping categories and was also attributable to, we believe, increased advertising expenditures in fiscal 2009 as compared to fiscal 2008.

Gross Profit.  Consolidated gross profit increased by $1.8 million, or 1.6%, to $111.3 million in the first half of fiscal 2009 from $109.5 million in the first half of fiscal 2008. As a percentage of sales, consolidated gross profit decreased 41 basis points to 23.4% in the first half of fiscal 2009 from 23.8% in the first half of fiscal 2008. The significant components of our gross profit rate during the first half of fiscal 2009 were an increased Retail segment gross profit rate that impacted the consolidated rate by 39 basis points, offset by a decline in the Direct segment gross profit rate that negatively impacted the consolidated rate by 80 basis points.

Retail segment initial margins increased 86 basis points as a result of higher initial margin rates in firearms, ammunition, firearm accessories, fishing and marine and which were partially offset by lower margin rates in powersports and apparel-footwear. Retail initial margin increases were partially offset by sales de-leverage in occupancy costs.

Direct segment gross profit declined due to promotional start-up efforts related to our Gander Mountain brand direct business as well as promotional efforts related to a difficult sales environment for the Overton’s brand.

Selling, General and Administrative Expenses.  Consolidated SG&A expenses increased by $4.7 million, or 3.7%, to $130.6 million in the first half of fiscal 2009 from $125.9 million in the first half of fiscal 2008. As a percentage of sales, consolidated SG&A expenses increased 10 basis points to 27.4 % in the first half of fiscal 2009 from 27.3% in the first half of fiscal 2008. Retail SG&A as a percentage of consolidated sales increased 55 basis points due to increased advertising expense in the Retail segment. The Direct segment SG&A improved 45 basis points as a percentage of consolidated sales due to reduced catalog expenses in the Direct segment.

Exit Costs and Related Charges.  We continued to incur minimal costs in fiscal 2009 which are primarily related to the exit of the powersports categories. These costs in the first half of fiscal 2008 were related to costs associated with store closings.

Pre-opening Expenses.  Pre-opening expenses related to new retail stores decreased by $1.7 million to $0.3 million in the first half of fiscal 2009 from $2.0 million in the first half of fiscal 2008. We opened one new store in fiscal 2009 as compared to five new stores in the first half of fiscal 2008.

Interest Expense, Net.  Interest expense decreased by $4.1 million, or 44.1%, to $5.2 million in the first half of fiscal 2009 from $9.4 million in the first half of fiscal 2008.

Average outstanding borrowings during the first half of fiscal 2009 decreased approximately $29 million, or 8.8%, as compared to the first half of fiscal 2008, due to improved cash flows from operations during the latter part of fiscal year 2008 and reduced capital expenditures. Average interest rates on our outstanding borrowings were 217 basis points lower during the first half of fiscal 2009 than in the first half of fiscal 2008, due to general interest rate declines. The average effective interest rate on the average of all outstanding borrowings during the first half of fiscal 2009 was 3.44%.

Income Tax Provision.  Our tax provisions for the first half of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax in the first half of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss.  Our net loss was $26.0 million for the first half of fiscal 2009, as compared to net loss of $29.3 million for the first half of fiscal 2008, due to the factors discussed above. The net loss for the first half of fiscal 2009 includes losses of approximately $5.0 million associated with the powersports categories which we substantially exited, including sales discounts, inventory markdowns and other operating costs. The net loss for the first half of fiscal 2008 includes losses of approximately $1.2 million associated with these powersports categories.

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

Fiscal 2008 was the first year since we began our large-format store expansion in fiscal 2003 that we substantially slowed our new store growth. We opened one new store during our second quarter of fiscal 2009 and do not expect any additional new store openings during the remainder of the fiscal year. We opened five new stores in fiscal 2008, including three relocations/consolidations of small-format stores. This change in strategy had a positive impact on our cash flows and liquidity in fiscal 2008, as we substantially reduced cash used for new store inventories, leasehold improvements, equipment and pre-opening expenses. This result, coupled with improvements in retail operating results, contributed to a $38 million reduction in total debt for fiscal 2008. These changes continued to impact us positively with respect to our financial position and liquidity, as inventory and debt levels remained lower in the second quarter of fiscal 2009 versus the comparable period last year. The following chart summarizes the principal elements of our cash flow for the comparable first half periods of fiscal 2009 and fiscal 2008 (in thousands), and the number of stores opened during each period.

	Cash Flow Summary
	26 Weeks Ended
	August 1,	August 2.
	2009	2008
Net cash used in operating activities	$(42,672)	$(9,323)
Net cash used in investing activities	(5,433)	(12,434)
Net cash provided by financing activities	47,984	20,801
Total net (decrease) increase in cash	$(121)	$(956)

Details of financing activities:
Borrowings under credit facility	$55,195	$13,959
Proceeds from short term notes payable		10,000
Proceeds from stock sales and exercise of options	8	235
Reductions in long-term debt	(7,219)	(3,393)
Net cash provided by financing activities	$47,984	$20,801

New store openings, including relocated stores	1	5

Net cash used in operating activities was $42.7 million in the first half of fiscal 2009, compared to net cash used in operating activities of $9.3 million in the first half of fiscal 2008. The overall $33.3 million increase in net cash used by operating activities in the comparable 26 week periods was primarily due to:

•                  an increase in cash used of $23.5 million due to greater inventory increases in the first half of fiscal 2009 as compared to the first half of fiscal 2008. The fiscal 2009 increases reflects merchandising our stores earlier for the upcoming hunting and holiday seasons as well as building firearms inventory levels to meet anticipated demand.

•                  a decrease in cash provided of $12.4 million from decreases in accounts payable and other liabilities primarily attributable to the reductions in floor-plan financed inventory of boats and ATVs, which carried longer payment terms. Powerboats and ATV inventory and accessory receipts during our first half of fiscal 2009 were $19 million lower than during the first half of fiscal 2008 with such purchases having payment terms typically between 90 and 180 days.

•                  a decrease in cash used of $3.3 million as a result of the reduction in the net loss in the first half of fiscal 2009 as compared to the first half of fiscal 2008.

Net cash used in investing activities was $5.4 million in the first half of fiscal 2009 and $12.4 million in the first half of fiscal 2008. Cash invested in the first half of fiscal 2009 and fiscal 2008 each consisted primarily of purchases of property and equipment for stores and for information technology investments. We use cash for leasehold improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. Purchases of property and equipment also include purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

Financing activities provided $48.0 million of cash in the first half of fiscal 2009 and provided $20.8 million of cash in the first half of fiscal 2008. In the comparable periods, the borrowings under our credit facility funded our cash used in operations as well as capital expenditures. Borrowings under the credit facility were partially offset by reductions in long term debt through scheduled payments of $7.2 million in the first half of fiscal 2009 and of $3.4 million in the first half of fiscal 2008. During fiscal 2008, we also borrowed $10.0 million from two major shareholders, due on September 30, 2009, primarily in response to a reduction in advance rates under our revolving credit facility.

Credit Facility and Term Notes

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

	August 1, 2009	January 31, 2009
	(in thousands)
Maximum credit facility available	$345,000	$345,000
Revolver and Term Loan A balance	$259,709	$204,514
Term Loan B balance	$35,000	$37,500
Outstanding letters of credit	$9,846	$9,735
Borrowing availability	$39,873	$23,318
Interest rate at period end	2.6%	3.0%
Agreement maturity	June 2012	June 2012

Borrowing availability under our credit facility as of September 8, 2009 was $41.8 million.

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

Term Loan B.  On December 6, 2007, we entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A.  The amendment and restatement was effected in order to add an additional $40.0 million term loan to our secured credit facility to partially fund the acquisition of Overton’s and to make certain other amendments, including reducing permitted capital expenditures and replacing former covenants relating to minimum operating cash flow and EBITDA with a minimum excess availability reserve covenant.

Term Loan B has a four year maturity. As of August 1, 2009, the required principal payments remaining under Term Note B are reflected in the table below. Interest on Term Loan B is on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding. Term Loan B may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests. We will not have the ability to exercise the $55 million accordion feature under our revolving credit facility while Term Loan B is outstanding. The long-term portion of Term Loan B is classified as long term debt in the consolidated balance sheets.

Due Date	Principal Due
(in thousands)
December 31, 2009	$5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250
$35,000

Credit Facility Covenants.

Effective with the December 6, 2007 amendment, financial covenants under the credit facility require that availability under the line of credit not fall below 5%, effective through July 2009 and 7.5%, starting in August 2009, of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The financial covenants also limit our annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell certain assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of August 1, 2009 and January 31, 2009.

Although our current expectations of future financial performance indicate that we will remain in compliance with the covenants under our credit facility, if actual financial performance does not meet our current expectations, our ability to remain in compliance with these covenants may be adversely affected. We face a number of uncertainties that may adversely affect our ability to generate sales and earnings, including the possibility of continued weakness in the retail environment in North America, which weakness may negatively affect future retail sales.

Other Financings

During the first half of fiscal 2009 and fiscal 2008, we purchased information technology equipment totaling $1.3 million and $2.9 million, respectively, financed through capital lease transactions. These capital lease purchases are excluded from the caption “purchases of property and equipment” in our statements of cash flows as they did not require the use of cash.

Income Taxes/Net Operating Losses

Our tax provisions for the second quarters of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax for the second quarters of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

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

FUTURE CAPITAL REQUIREMENTS

Our cash flows are highly variable, like most retailers, and are highly dependent on store-level sales. Future cash flows are unpredictable and depend, in part, on consumer confidence, the general strength of the economy and the factors identified under “Risk Factors” in our annual report for the fiscal year ended January 31, 2009, filed on Form 10-K with the Securities and Exchange Commission.

We expect to generate cash from operations in the second half of fiscal 2009, however, if sales do not meet anticipated levels, or if there are disruptions in the credit markets that impact our credit facility, or if conditions in the retail environment cause Bank of America to lower advance rates further, our ability to generate cash from operations may be materially hampered. Cash provided by operations during the second half of fiscal year 2008 was $68.5 million and cash used in operations during the second half of fiscal year 2007 was $98.2 million.

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

Our capital requirements and cash flows are critically dependent on the availability and day-to-day use of our credit facility with Bank of America. Current borrowing availability under our facility as of September 8, 2009, was $41.8 million. However, if sales and cash flows from operations do not meet anticipated levels, if there are disruptions in the credit markets that impact our credit facility, or if conditions in the retail environment cause Bank of America to lower advance rates further, borrowing availability under our facility may not be sufficient to meet our needs and we will need to seek additional debt or equity financing in the public or private markets.

As of August 1, 2009, we have total debt obligations maturing within one year of $28.1 million, including:

(i)   the $10.0  million term loan — related party agreement,

(ii)  $10.0 million of scheduled principal payment on Term Loan B, and

(iii) $8.1 million in current maturities of all other debt.

In June 2009, we extended the maturity date on the $10 million term loan with our two major shareholders to September 30, 2009.

We intend to satisfy all of our capital requirements in the next 12 months with cash flows from operations, funds available under our credit facility, and existing debt. However, if capital requirements for our business strategy change, or if sales and cash flows from operations do not meet anticipated levels, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that we will be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all. The current downturn in the economy as a whole has had a significant negative impact on the retail environment. The length and ultimate severity of this downturn are uncertain and may adversely impact our results of operations and ability to obtain financing.

Our long term debt consists of the following (in thousands):

	August 1,	January 31,
	2009	2009
Term loan B	$35,000	$37,500
Equipment financing notes	11,769	13,492
Capitalized lease obligations	11,658	13,390
Term notes - related parties	10,000	10,000
Obligation from acquisition	1,726	1,648
Total debt obligations	70,153	76,030
Less: amounts due within one year	(28,054)	(25,628)
Long term debt	$42,099	$50,402

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

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of August 1, 2009, the minimum operating lease payments due within one year were $75 million. As of August 1, 2009, total minimum operating lease payments remaining over all of our operating leases were $717 million. These leases have an average remaining term of approximately ten years and typically provide us with several successive options to extend the term at our election. The obligation amounts stated herein include future minimum lease payments only and exclude direct operating costs, insurance, taxes and maintenance. These direct operating costs range from approximately 22%

to 24% on average of our annual retail rent expense. Issued and outstanding letters of credit were $9.8 million and $9.7 million at August 1, 2009 and January 31, 2009, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $11.1 million and $5.4 million as of August 1, 2009 and January 31, 2009, respectively.

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

•                  Costs Associated with Exit Activities

•                  Goodwill and Intangible Assets

•                  Self-Insurance

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued FASB No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The accounting guidance contained in SFAS 165 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions:

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

3) FSP No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

All three FSPs were effective for our second fiscal quarter ending August 1, 2009. The adoption did not have a material impact on our financial statements as the guidance was relevant to financial assets such as debt or equity securities and derivative instruments, which we do not hold.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 in the second quarter of fiscal 2009 had no impact on our results of operations, cash flows, or financial position.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $277.8 million at August 1, 2009 and averaged $290.5 million during the second quarter of fiscal 2009. Our floating rate indebtedness was $310.0 million at August 2, 2008 and averaged $309.7 million during the second quarter of fiscal 2008. If short-term floating interest rates on the average second quarter of fiscal 2009 variable rate debt had increased by 100 basis points, our interest expense would have increased by approximately $725,000 assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding.

We have not contracted for any derivative financial instruments. We have no significant international sales, but we import certain items for sale in our stores. Substantially all of our purchases are denominated in U.S. dollars.

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

GANDER MOUNTAIN COMPANY

September 15, 2009	By:	/s/ David C. Pratt
David C. Pratt
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

September 15, 2009	By:	/s/ Robert J. Vold
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