Form 10-Q
period 2009-10-31
GANDER MOUNTAIN CO
filed 2009-12-15
CIK 1277475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.01 par value; 24,197,733 shares outstanding as of December 4, 2009.

GANDER MOUNTAIN COMPANY

QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

PART I.  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gander Mountain Company

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Sales	$276,594	$269,920	$752,661	$730,455
Cost of goods sold	201,389	200,160	566,185	551,183
Gross profit	75,205	69,760	186,476	179,272
Operating expenses:
Selling, general and administrative expenses	68,814	64,975	199,425	190,871
Exit costs and related charges	492	(1,112)	1,165	(20)
Pre-opening expenses	—	—	299	2,035
Income (loss) from operations	5,899	5,897	(14,413)	(13,614)
Interest expense, net	2,579	4,950	7,807	14,301
Income (loss) before income taxes	3,320	947	(22,220)	(27,915)
Income tax provision	151	182	591	619
Net income (loss)	$3,169	$765	$(22,811)	$(28,534)

Basic and diluted income (loss) per common share	$0.13	$0.03	$(0.94)	$(1.18)

Weighted average common shares outstanding	24,200	24,162	24,196	24,086

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Balance Sheets

(In thousands)

	October 31,	January 31,
	2009	2009
	unaudited
Assets
Current assets:
Cash and cash equivalents	$1,680	$1,655
Accounts receivable	21,736	10,784
Income taxes receivable	—	62
Inventories	428,172	358,127
Prepaids and other current assets	11,214	12,132
Total current assets	462,802	382,760
Property and equipment, net	150,134	162,180
Goodwill	47,114	47,114
Acquired intangible assets, net	18,365	19,130
Other assets, net	1,541	1,936
Total assets	$679,956	$613,120

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit facility	$292,106	$204,514
Accounts payable	80,245	63,863
Accrued and other current liabilities	49,511	55,456
Notes payable - related parties	10,000	10,000
Current maturities of long term debt	16,676	15,628
Total current liabilities	448,538	349,461

Long term debt	40,775	50,402
Deferred income taxes	6,204	5,954
Other long term liabilities	26,922	27,398

Shareholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value, 100,000,000 shares authorized; 24,197,733 and 24,195,736 shares issued and outstanding)	242	242
Additional paid-in-capital	279,114	278,691
Accumulated deficit	(121,839)	(99,028)
Total shareholders’ equity	157,517	179,905
Total liabilities and shareholders’ equity	$679,956	$613,120

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	39 Weeks Ended
	October 31,	November 1
	2009	2008
Operating activities
Net loss	$(22,811)	$(28,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,098	23,434
Exit costs and related charges	1,115	(1,205)
Stock-based compensation expense	411	989
Loss (gain) on disposal of assets	10	(62)
Change in operating assets and liabilities:
Accounts receivable	(10,891)	(10,380)
Inventories	(70,044)	(38,177)
Prepaids and other current assets	914	(567)
Other assets	(65)	(121)
Accounts payable and other liabilities	9,922	4,786
Deferred income taxes	250	293
Net cash used in operating activities	(68,091)	(49,544)

Investing activities
Purchases of property and equipment	(9,679)	(16,195)
Acquisition related expenses	—	(172)
Proceeds from sale of assets	112	77
Net cash used in investing activities	(9,567)	(16,290)

Financing activities
Borrowings under credit facility, net	87,592	60,251
Proceeds from short term notes payable - related parties	—	10,000
Reductions in long term debt	(9,921)	(5,623)
Proceeds from exercise of stock options and employee stock purchases	12	235
Net cash provided by financing activities	77,683	64,863

Net increase (decrease) in cash	25	(971)
Cash, beginning of period	1,655	2,622
Cash, end of period	$1,680	$1,651

See accompanying notes to unaudited consolidated financial statements.

Gander Mountain Company

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Gander Mountain Company (“the Company”) have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with U.S. generally accepted accounting principles. The interim financial information as of October 31, 2009 and for the 13 and 39 weeks ended October 31, 2009 and November 1, 2008, respectively, is unaudited and has been prepared on the same basis as the audited annual financial statements. In the opinion of management, this unaudited information includes all adjustments necessary for a fair presentation of the interim financial information. All of these adjustments are of a normal recurring nature. These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission, which includes audited financial statements for the Company’s three fiscal years ended January 31, 2009.

In preparing the accompanying financial statements, the Company has evaluated subsequent events through December 15, 2009, the issuance date of this Quarterly Report on Form 10-Q. The Company has determined that no events or transactions have occurred subsequent to October 31, 2009 which require recognition or disclosure in the financial statements. In December 2009, the Company extended the maturity date on its $10 million unsecured term loan with its two major shareholders from December 31, 2009 to March 31, 2010.

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

The following table shows the Company’s consolidated sales by product category for the comparable 13 week periods:

	3rd Quarter	3rd Quarter
Category (1)	2009	2008
Hunting and Firearms	53.8%	51.9%
Fishing and Marine	13.9%	14.1%
Camping, Paddlesports and Backyard Equipment	6.6%	6.4%
Apparel and Footwear	22.8%	21.1%
Powersports	1.3%	4.3%
Other	0.9%	1.1%
Parts and services	0.7%	1.1%
Total	100.0%	100.0%

(1)          Direct segment sales from Overton’s for the third quarters of fiscal 2009 and fiscal 2008 have been included in the Fishing and Marine category.  Direct segment sales from Gander Mountain Direct are included in their respective categories.

Supplemental Cash Flow Information - During the 39 weeks ended October 31, 2009 and November 1, 2008, the Company acquired equipment totaling $1.3 million and $4.1 million, respectively, which was financed through capital leases. Purchases of property and equipment in the statement of cash flows exclude these amounts.

Fair Value of Financial Instruments  -  The carrying amounts of the Company’s financial instruments, primarily debt instruments, approximate fair value at October 31, 2009 and January 31, 2009.

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

In May 2009, the FASB issued ASC Topic 855, Subsequent Events which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The accounting guidance contained in Topic 855 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, Topic 855 requires an entity to disclose the date through which subsequent events have been evaluated. Topic 855 was effective for interim and annual periods ending after June 15, 2009. The adoption of Topic 855 did not have a material impact on the Company’s consolidated financial statements.

Note 3. Proposed Going-Private Transaction

On September 27, 2009, a special committee of the Company’s board of directors made a recommendation to the full board of directors to proceed with a reverse stock split, followed by a forward stock split, to effect a deregistration of the shares of the Company’s common stock and delisting from the Nasdaq Global Market. Following this recommendation, on the same date, the board of directors unanimously approved a 1-for-30,000 reverse stock split of the Company’s common stock, followed immediately thereafter by a 30,000-for-1 forward stock split of the common stock.  When the reverse/forward stock split becomes effective, holders of fewer than a total of 30,000 shares of common stock, will receive a cash payment of $5.15 per pre-split share.  On September 27, 2009, the Company entered into funding agreements with each of Gratco, LLC and Holiday Stationstores, Inc.  These agreements included an obligation by Gratco LLC and Holiday Stationstores, Inc. to fund the cancellation of the fractional shares from the reverse/forward stock split, as well as offer to purchase all shares held by the Company’s unaffiliated shareholders following the reverse/forward stock split at a price of $5.15 per share.  Gratco LLC is an affiliate of David Pratt, the Company’s chairman and interim chief executive officer, and Holiday Stationstores, Inc. is an affiliate of Ronald A. Erickson, the Company’s vice chairman, and Gerald A. Erickson, a director of the Company.

Note 4. Credit Facility

The Company maintains a $345 million revolving credit facility and a $20 million Term Loan A with Bank of America, N.A., both of which have a maturity date of June 30, 2012. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of the fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if the Company elects, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on the Company’s EBITDA, as defined in the credit agreement. The Company’s obligations under the credit facility are secured by interests in substantially all of its assets. The revolving credit facility and Term Loan A outstanding balances are reported together as “Borrowings under credit facility” in the Company’s consolidated balance sheets.

Availability under the Company’s credit facility was $44.1 million and $35.3 million as of October 31, 2009 and November 1, 2008, respectively.

Current financial covenants under the credit facility require that availability under the line of credit not fall below 7.5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The covenants also limit the Company’s annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict the Company’s ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell certain assets, enter into certain capital leases or make junior payments, including cash dividends. The Company was in compliance with all covenants as of October 31, 2009 and January 31, 2009.

Note 5. Long Term Debt

The Company’s long term debt consists of the following (in thousands):

	October 31,	January 31,
	2009	2009
Term loan B	$35,000	$37,500
Equipment financing notes	10,902	13,492
Capitalized lease obligations	10,703	13,390
Term notes - related parties	10,000	10,000
Obligation from acquisition	846	1,648
Total debt obligations	67,452	76,030
Less: amounts due within one year	(26,676)	(25,628)
Long term debt	$40,775	$50,402

Term Loan B—The Company obtained a $40 million secured term loan with a final maturity date of September 30, 2011, in connection with the acquisition of Overton’s.  As of October 31, 2009, the required principal payments remaining under Term Loan B are reflected below (in thousands):

Due Date	Principal Due

December 31, 2009	$5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250
$35,000

Short Term Notes Payable—Related Parties.  In December 2009, the Company extended the maturity date on its $10 million unsecured term loan with its two major shareholders from December 31, 2009 to March 31, 2010. The lenders under the agreement are Gratco LLC, an affiliate of David Pratt, the Company’s chairman and interim chief executive officer, and Holiday Companies, an affiliate of Ronald A. Erickson, the Company’s vice chairman, and Gerald A. Erickson, a director of the Company.

Capitalized Lease Obligations.  The Company leases certain technology equipment and leasehold improvements under leases that have been accounted for as capital leases. During the 39 weeks ended October 31, 2009 and November 1, 2008, the Company leased equipment accounted for as capital leases in the amounts of $1.3 million and $4.1 million, respectively. The leases vary from one to three years in term and require monthly payments of principal and interest.

Note 6. Goodwill and Intangible Assets

The Company’s goodwill and intangible assets, (net of amortization where appropriate), as of October 31, 2009 and the changes in these accounts since the previous fiscal year end are as follows (in thousands):

	Retail segment			Direct segment
	Goodwill	Intangibles	Total	Goodwill	Intangibles	Total	Consolidated
Balances, January 31, 2009	$—	$400	$400	$47,114	$18,730	$65,844	$66,244
Amortization	—	(127)	(127)	—	(122)	(122)	(249)
Balances, May 2, 2009	—	273	273	47,114	18,608	65,722	65,995
Amortization	—	(128)	(128)	—	(122)	(122)	(250)
Balances, August 1, 2009	—	145	145	47,114	18,486	65,600	65,745
Amortization	—	(145)	(145)	—	(121)	(121)	(266)
Balances, October 31, 2009	$—	$—	$—	$47,114	$18,365	$65,479	$65,479

Goodwill is not subject to amortization. Both goodwill and other intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. When tested, the fair value of the Company’s goodwill and intangible assets are estimated and compared to their carrying value.

The Company performed its annual assessment in the fourth quarter of fiscal 2008.  The Company does not believe that any indicators of impairment that would require reassessment have occurred since the last assessment was performed.  Circumstances affecting impairment testing and the results of such testing may change in future accounting periods.  Among the factors that could materially impact the results of the Company’s future impairment assessments are the actual sales and operating cash flows from its retail and direct segments during the higher volume third and fourth fiscal quarters of fiscal 2009, as well as the use of different assumptions, estimates or judgments in the testing process, including selection of an appropriate discount rate applicable to estimated future operating cash flows, and estimates of gross margin, selling, general and administrative expenses and capital expenditures.

Note 7. Stock-Based Compensation

The Company has three share-based compensation plans: the 2004 Omnibus Stock Plan, the 2002 Stock Option Plan and the Employee Stock Purchase Plan. In addition, the Company granted certain stock option awards in fiscal 1998 and fiscal 2002 that were not under a stock-based compensation plan (“non-plan” awards). However, as of October 31,  2009, there were no “non-plan” option awards outstanding. The Company is not authorized to grant any further awards under the 2002 Stock Option Plan. The Company’s board of directors has suspended the Employee Stock Purchase Plan, effective January 1, 2009. The suspension will continue until it is lifted by future action of the board.

As of October 31,  2009, there were a total of 1,861,195 options to purchase common stock outstanding under both  of the Company’s stock option plans, with a weighted average exercise price of $10.36 and a weighted average remaining life of 5.8 years.  There were 1,519,327  options that were exercisable as of October 31, 2009 with a weighted-average exercise price of $11.04.

Stock-based compensation expense for the 13 weeks ended October 31, 2009 and November 1, 2008, was $136,000 and $286,000, respectively.  Stock-based compensation expense for the 39 weeks ended October 31, 2009 and November 1, 2008, was $411,000 and $989,000, respectively. As of October 31, 2009, there was approximately $620,000 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.7 years.

As of October 31, 2009, there were 2,048,911 shares available for future grant under the 2004 Omnibus Stock Plan.

Stock option activity for the periods presented is as follows:

	13 weeks - October 31, 2009		13 weeks - November 1, 2008
	Number of	Weighted-	Number of	Weighted-
	Shares Under	Average	Shares Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding - Beginning	1,900,717	$10.33	3,282,815	$9.98
Granted	—	—	20,300	3.00
Exercised	(534)	5.12	—	—
Forfeited	(38,988)	8.91	(143,712)	10.30
Outstanding - Ending	1,861,195	$10.36	3,159,403	$9.92
Weighted-average Black-Scholes fair value of options granted		NA		$1.74

Note 8. Selected Balance Sheet Information (in thousands)

	October 31, 2009	January 31, 2009
Property and equipment consists of :
Building	$6,972	$6,972
Furniture and equipment	156,567	153,612
Leasehold improvements	66,376	66,329
Computer software and hardware	66,312	60,959
	296,227	287,873
Less: Accumulated depreciation and amortization	(146,093)	(125,693)
Property and equipment, net	$150,134	$162,180

	October 31, 2009	January 31, 2009
Other assets consists of:
Deferred loan costs	$6,764	$6,790
Other	258	167
	7,022	6,957
Less: Accumulated amortization	(5,481)	(5,021)
Other assets, net	$1,541	$1,936

	October 31, 2009	January 31, 2009
Accrued and other current liabilities consist of:
Gift cards and gift certificate liabilities	$14,697	$24,853
Payroll and related fringe benefits	4,846	7,196
Sales, property and use taxes	12,075	9,138
Reserve for store exit costs	152	210
Lease related costs	2,333	1,874
Insurance reserves and liabilities	2,535	2,335
Advertising and marketing	2,172	133
Interest	873	742
Other accruals and current liabilities	9,828	8,975
Accrued and other current liabilities	$49,511	$55,456

	October 31, 2009	January 31, 2009
Other long-term liabilities consist of:
Deferred rent	$25,249	$25,753
Insurance reserves and other liabilities	1,674	1,645
Other long-term liabilities	$26,922	$27,398

Note 9. Exit Costs and Related Charges

The Company presents this caption in the consolidated statement of operations to aggregate various charges related to exiting certain stores, impaired assets or other charges for assets no longer used, as well as severance charges. The Company believes it is more meaningful to present these expenses on a separate line in the consolidated statement of operations. Exit costs and related charges for each of the 13 and 39 week periods ended October 31, 2009 and November 1, 2008 are detailed in the table below (in thousands):

	13 weeks ended		39 weeks ended
	October 31,	November 1,	October 31,	November 1,
Expense Summary	2009	2008	2009	2008

Exit costs for closed stores	$—	$(1,648)	$—	$(700)
Accretion on closed-store liabilities	—	64	—	208
Accelerated depreciation on Powersports related assets	492	—	968	—
Powersports lease and other charges	—	472	150	472
Severance costs	—	—	47	—
	$492	$(1,112)	$1,165	$(20)

The Company’s reserve for exit costs and related charges as of October 31, 2009 and January 31, 2009, was $152,000 and $210,000, respectively, representing powersports related reserves and accrued severance, respectively.

Note 10. Income Taxes

The Company’s effective income tax rate was 4.5% and 19.2% for the third quarter of fiscal 2009 and third quarter of fiscal 2008, respectively. The change in the effective tax rate between periods is primarily the result of the change in pretax income compared to the change in state income taxes and deferred tax liabilities related to differences in the book-tax basis of certain acquired intangible assets. The Company’s tax provision primarily represents minimum or net worth taxes due in various states. Some states have adopted an adjusted gross receipts tax. The Company has no provision for Federal income tax for either period presented due to accumulated operating losses. The Company determined that realization of the tax benefit related to the net deferred tax assets was uncertain. Accordingly, a valuation allowance is recorded for the entire balance of the net current and non-current deferred tax assets.

Note 11. Earnings Per Share

Basic and diluted loss applicable to common shareholders per share is based upon the weighted average number of shares outstanding. All potentially dilutive stock options and convertible securities to purchase shares of the Company’s common stock have been excluded from the calculation of weighted average shares outstanding for all years presented because their inclusion would have an anti-dilutive effect on loss per share. These shares of common stock subject to potential issuance as a result of these securities totaled 1,861,195 and 3,159,403 as of October 31, 2009 and November 1, 2008, respectively.

Note 12. Contingencies

Legal Proceeding: Going-Private Transaction - Since the announcement of the reverse/forward stock split, three purported class action complaints have been filed in the Ramsey County District Court in St. Paul, Minnesota, by four individuals claiming to be shareholders of the Company.  All of the complaints name as defendants the Company and our directors.  One of the complaints names Holiday Stationstores, Inc. and Gratco LLC as additional defendants.  Plaintiffs allege that the defendants breached their fiduciary duties, and/or aided and abetted alleged breaches of fiduciary duty by other defendants, by causing the Company to engage in an allegedly unfair transaction, at an allegedly unfair price and in alleged violation of Minnesota law.  One of the complaints also alleges an express cause of action for violation of Section 302A.467 of the Minnesota statutes (Minnesota’s equitable remedies statute).  Plaintiffs sued on behalf of an alleged class consisting of all of the Company’s shareholders except defendants and their affiliates, and seek as relief an order enjoining or rescinding the reverse/forward stock split, rescissory damages, disgorgement of unspecified benefits, imposition of a constructive trust and an award of attorneys’ fees and costs of litigation.  The Company and defendants believe that the claims made in the complaints are without merit, and intend to vigorously defend against them.

Legal Proceeding: General - Various claims, lawsuits or other proceedings arising in the normal course of business may be pending against the Company from time to time. The subject matter of these proceedings typically relate to commercial disputes, employment issues, product liability and other matters. As of the date of this report, the Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition or results of operations.

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

Results by business segment are presented in the following table (in thousands):

	13 Weeks Ended			13 Weeks Ended
	October 31, 2009			November 1, 2008
Statement of Operations data:	Retail	Direct	Total	Retail	Direct	Total
Sales	$261,030	$15,564	$276,594	$255,506	$14,414	$269,920
Depreciation and amortization	7,474	268	7,742	7,447	326	7,773
Exit costs and related charges	492	—	492	(1,112)	—	(1,112)
Income (loss) from operations	7,715	(1,816)	5,899	8,086	(2,189)	5,897
Net income (loss)	$5,475	$(2,306)	$3,169	$3,705	$(2,940)	$765

	39 Weeks Ended			39 Weeks Ended
	October 31, 2009			November 1, 2008
	Retail	Direct	Total	Retail	Direct	Total
Sales	$681,736	$70,925	$752,661	$656,644	$73,811	$730,455
Depreciation and amortization	22,315	783	23,098	22,319	1,115	23,434
Exit costs and related charges	1,165	—	1,165	(20)	—	(20)
Income (loss) from operations	(13,231)	(1,182)	(14,413)	(13,630)	16	(13,614)
Net Loss	$(19,954)	$(2,857)	$(22,811)	$(25,940)	$(2,594)	$(28,534)

	As of October 31, 2009			As of January 31, 2009
Balance Sheet data:	Retail	Direct	Total	Retail	Direct	Total
Total assets	$590,166	$89,790	$679,956	$517,812	$95,308	$613,120
Inventories	408,997	19,175	428,172	334,868	23,259	358,127
Goodwill and acquired intangibles	—	65,479	65,479	400	65,844	66,244
Long term debt	$15,775	$25,000	$40,775	$20,402	$30,000	$50,402

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

On December 6, 2007 we acquired Overton’s, Inc., a leading internet and catalog marketing company targeting recreational boaters and water sports enthusiasts. Overton’s product line is extensive, ranging from water skis, wakeboards and apparel to electronics, boat covers, boat seats and other marine accessories. Overton’s products are sold under two principal brands, Overton’s and Consumers Marine, through a multi-channel approach that includes catalogs, websites (www.Overtons.com and www.Consumersmarine.com) and two retail showrooms. We acquired Overton’s both for its established position in the marine accessories business and also to provide us a platform from which to develop and grow the internet and catalog retail channels for the Gander Mountain product categories.

In August 2008, we launched a new internet and catalog operation under our Gander Mountain brand offering an initial assortment of the products available in our retail stores. We intend to expand our product assortment and continue to grow this component of our direct business as we seek to build market share in the internet and catalog markets. Together, the Overton’s business and our catalog and internet offerings under the Gander Mountain brand comprise our Direct segment.

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

Our pre-opening expenses will vary significantly from quarter to quarter because they directly correlate with new store openings. We typically incur most pre-opening expenses for a new store during the three months preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened store can be greater during the first one to two months of operation than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Accordingly, the volume and timing of new store openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs and store labor and operating expenses. We do not expect any new store openings in the next 12 months.

Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our sales:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.8%	74.2%	75.2%	75.5%
Gross profit	27.2%	25.8%	24.8%	24.5%
Operating expenses:
Selling, general and administrative expenses	24.9%	24.1%	26.5%	26.1%
Exit costs and related charges	0.2%	-0.4%	0.2%	0.0%
Pre-opening expenses	0.0%	0.0%	0.0%	0.3%
Income (loss) from operations	2.1%	2.2%	(1.9)%	(1.9)%
Interest expense, net	0.9%	1.8%	1.0%	2.0%
Income (loss) before income taxes	1.2%	0.4%	(2.9)%	(3.8)%
Income tax provision	0.1%	0.1%	0.1%	0.1%
Net income (loss)	1.1%	0.3%	(3.0)%	(3.9)%

In the third quarter of fiscal 2009, the Retail segment represented 94 % of our consolidated sales and produced net income of $5.5 million, while the Direct segment represented approximately 6% of our consolidated sales and reported a net loss of $2.3 million. The Direct segment results include operating losses due to the immature, early-stage cycle of the Gander Mountain brand Direct business.

The following table indicates the average percentage of consolidated sales represented by each of our major product categories during the third quarters of fiscal 2009 and 2008:

	3rd Quarter	3rd Quarter
Category (1)	2009	2008
Hunting and Firearms	53.8%	51.9%
Fishing and Marine	13.9%	14.1%
Camping, Paddlesports and Backyard Equipment	6.6%	6.4%
Apparel and Footwear	22.8%	21.1%
Powersports	1.3%	4.3%
Other	0.9%	1.1%
Parts and services	0.7%	1.1%
Total	100.0%	100.0%

(1)        Direct segment sales from Overton’s for the third quarters of fiscal 2009 and fiscal 2008 have been included in the Fishing and Marine category.  Direct segment sales from Gander Mountain Direct are included in their respective categories.

Financial Review - 13 Weeks Ended October 31, 2009 Compared to 13 Weeks Ended November 1,  2008

Sales.  Consolidated sales increased by $6.7 million, or 2.5%, to $276.6 million in the third quarter of fiscal 2009 from $269.9 million in the third quarter of fiscal 2008.

Retail segment sales were $261.0 million for the third quarter of fiscal 2009, an increase of $5.5 million, or 2.2% from $255.5 million for the third quarter of fiscal 2008. The Retail segment sales increase resulted from a comparable store sales increase of $2.7 million, an increase of $3.0 million in sales from new stores not included in the comparable store sales base, partially offset by a $200,000 sales decrease from changes in other revenue.  We did not open any new stores in the third quarter of fiscal 2009 or in the third quarter of fiscal 2008.

Direct segment sales increased $1.2 million, or 8.0%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 due to the Gander Mountain brand direct website and catalog business which launched early in the third quarter of fiscal 2008. These sales increases were partially offset by sales declines in the Overton’s Direct brand business as consumer spending in the boating accessory business has been curtailed by the economic environment as well as from decreased catalog spending.

Our Retail comparable store sales increased 1.0% for the third quarter of fiscal 2009, as compared to a comparable store sales decline of 6.5% for the third quarter of fiscal 2008. Excluding a negative 2.7% impact of power boat and ATV sales and power sport services, which are categories we have substantially exited, comparable store sales were a positive 3.7% for the third quarter of fiscal 2009. This increase was attributable to sales increases in firearms, ammunition, fishing, apparel, marine and camping categories.  The powersports product categories experienced a $6.5 million comparable store sales decline.  We believe the positive comparable stores sales of 1.0% we believe was also attributable to increased advertising expenditures in the third quarter of fiscal 2009.

Overall, the Retail sales mix for the third quarter of fiscal 2009 was relatively consistent with the third quarter of fiscal 2008. The notable exceptions were: (i) the firearms, ammunition and accessories category, which increased its share of the Retail sales mix by 336 basis points on strong market demand, and (ii) lower sales in the powersports category resulting in a 363 basis points lower share of the sales mix as we exited the powerboat and ATV categories.

Gross Profit.  Consolidated gross profit increased by $5.4 million, or 7.8%, to $75.2 million in the third quarter of fiscal 2009 from $69.8 million in the third quarter of fiscal 2008. As a percentage of sales, consolidated gross profit increased 135 basis points to 27.2 % in the third quarter of fiscal 2009 from 25.8 % in the third quarter of fiscal 2008. The significant factors affecting our consolidated gross profit rate during the third quarter of fiscal 2009 were a higher Retail gross profit rate that impacted the consolidated rate by 147 basis points. Retail segment gross profit rates benefitted primarily from a more favorable sales mix than the fiscal 2008 third quarter, improving due to higher initial margin rates in firearms and ammunition, higher sales penetration in the higher-margin apparel products and lower sales of our lower-margin powersports products.  The higher Retail gross profit rate was partially offset by a decline in the Direct segment gross profit rate that negatively impacted the consolidated rate by 12 basis points. Direct segment gross profit declined due to promotional efforts necessary to grow sales in our immature, early-stage Gander Mountain direct business.  Gross profit rates for the Overton’s direct business improved slightly due to product sales mix.

Selling, General and Administrative Expenses.  Consolidated SG&A expenses increased by $3.8 million, or 5.9%, to $68.8 million in the third quarter of fiscal 2009 from $65.0 million in the third quarter of fiscal 2008. As a percentage of sales, consolidated SG&A expenses increased 81 basis points to 24.9% in the third quarter of fiscal 2009 from 24.1% in the third quarter of fiscal 2008. Retail SG&A as a percentage of consolidated sales increased 109 basis points primarily due to increased advertising expense in the Retail segment. The Direct segment SG&A improved 28 basis points as a percentage of consolidated sales due to decreased catalog expenses in the Direct segment.

Exit Costs and Related Charges.  We continued to incur minimal costs in fiscal 2009 which are primarily related to the exit of the powersports categories. These costs (or credits) in the third quarter of fiscal 2008 were primarily related to store closings as well as costs related to the exit of the powersports categories. Exit costs and related charges were $500,000 in the third quarter of fiscal 2009 compared to a net credit of $1.1 million in the third quarter of fiscal 2008.  The net credit last year was the result of the reversal of certain lease termination liabilities based on the related assets being redeployed into use as outlet stores and their expected cash flow projections.

Interest Expense, Net.  Interest expense decreased by $2.4 million, or 47.9%, to $2.6 million in the third quarter of fiscal 2009 from $5.0 million in the third quarter of fiscal 2008.

Average outstanding borrowings during the third quarter of fiscal 2009 decreased approximately $13 million, or 3.5%, as compared to the third quarter of fiscal 2008.Average interest rates on our outstanding borrowings were approximately 250 basis points lower during the third quarter of fiscal 2009 than in the third quarter of fiscal 2008, due to general interest rate declines. The average effective interest rate on the average of all outstanding borrowings during the third quarter of fiscal 2009 was 3.0% as compared to 5.5% for the third quarter of fiscal 2008.

Income Tax Provision.  Our tax provisions for the third quarters of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax in the third quarter of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Income.  Our net income was $3.2 million for the third quarter of fiscal 2009, as compared to net income of $800,000 for the third quarter of fiscal 2008, due to the factors discussed above.

Financial Review – 39  Weeks Ended October 31,  2009 Compared to 39 Weeks Ended November 1, 2008

Sales.  Consolidated sales increased by $22.2 million, or 3.0%, to $752.7 million in the first nine months of fiscal 2009 from $730.5 million in the first nine months of fiscal 2008.

Retail segment sales were $681.7 million for the first nine months of fiscal 2009, an increase of $25.1 million, or 3.8% from $656.6 million for the first nine months of fiscal 2008. The Retail segment sales increase resulted from sales of $18.0 million from new stores not included in the comparable store sales base, a comparable store sales increase of $11.1 million and a $4.0 million sales decrease from stores closed during the first nine months of fiscal 2009 but open in fiscal 2008, as well as changes in other revenue.  We opened one new store in the first nine months of fiscal 2009. During the first nine months of fiscal 2008, we opened five new stores and closed three stores.

Direct segment sales declined $2.9 million, or 3.9%, in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 as consumer spending in the boating accessory business was curtailed by the overall poor economic environment, including credit conditions, housing market foreclosures, rising unemployment and decreased consumer confidence, and their effects on discretionary spending. A reduction in catalog spending also contributed to lower sales levels. The Direct segment sales decrease includes an increase from the sales of the Gander Mountain direct website and catalog business which recorded its first sales in September 2008.

Our Retail comparable store sales increased 1.8% for the first nine months of fiscal 2009, as compared to a comparable store sales decline of 8.3% for the first nine months of fiscal 2008.  Excluding a negative 3.8% impact of power boat and ATV sales and power sport services which are categories we have substantially exited, comparable store sales were a positive 5.6% for the first nine months of fiscal 2009. The increase was attributable to sales increases in the firearms, ammunition, firearm accessories, fishing, apparel, marine and camping categories. The powersports product categories experienced a $22.6 million comparable store sales decline. The comparable store sales increase was also impacted by a significant increase in advertising expenditures in the first nine months of fiscal 2009 as compared to fiscal 2008.

Gross Profit.  Consolidated gross profit increased by $7.2 million, or 4.0%, to $186.5 million in the first nine months of fiscal 2009 from $179.3 million in the first nine months of fiscal 2008. As a percentage of sales, consolidated gross profit increased 23 basis points to 24.8% in the first nine months of fiscal 2009 from 24.5% in the first nine months of fiscal 2008. The significant components of our gross profit rate during the first nine months of fiscal 2009 were an increased Retail segment gross profit rate that impacted the consolidated rate by 78 basis points. Retail segment gross profit rates benefitted primarily from a more favorable sales mix than the fiscal 2008 nine month period, improving due to higher initial margin rates in firearms and ammunition as well as lower sales of our lower-margin powersports products. Sales of lower-margin powersports products decreased $22.6 million during the first nine months of fiscal 2009 as compared to the same period last year. The Retail gross profit rate increase was partially offset by sales deleverage of 35 basis points in occupancy costs.  The higher Retail gross profit rate was also partially offset by a decline in the Direct segment gross profit rate that negatively impacted the consolidated rate by 54 basis points. Direct segment gross profit declined due to promotional efforts necessary to grow sales in our immature, early-stage Gander Mountain direct business.

Selling, General and Administrative Expenses.  Consolidated SG&A expenses increased by $8.6 million, or 4.5%, to $199.4 million in the first nine months of fiscal 2009 from $190.9 million in the first nine months half of fiscal 2008. As a percentage of sales, consolidated SG&A expenses increased 37 basis points to 26.5% in the first nine months of fiscal 2009 from 26.1% in the first nine months of fiscal 2008. Retail SG&A as a percentage of consolidated sales increased 75 basis points due to increased advertising expense in the Retail segment. The Direct segment SG&A improved 39 basis points as a percentage of consolidated sales due to reduced catalog expenses in the Direct segment.

Exit Costs and Related Charges.  We continued to incur costs in fiscal 2009 which are primarily related to the exit of the powersports categories. These costs (or credits) in the first nine months of fiscal 2008 were primarily related to store closings as well as costs related to the exit of the powersports categories. Exit costs and related charges were $1.2 million in the first nine months of fiscal 2009 compared to a net credit of $20,000 in the same period of fiscal 2008.  The net credit in fiscal 2008 was the result of the reversal of certain lease termination liabilities based on the related assets being redeployed into use as outlet stores and their expected cash flow projections.

Pre-opening Expenses.  Pre-opening expenses related to new retail stores decreased by $1.7 million to $300,000 in the first nine months of fiscal 2009 from $2.0 million in the first nine months of fiscal 2008. We opened one new store in the first nine months of fiscal 2009 as compared to five new stores in the same period of fiscal 2008.

Interest Expense, Net.  Interest expense decreased by $6.5 million, or 45.4%, to $7.8 million in the first nine months of fiscal 2009 from $14.3 million in the first nine months of fiscal 2008.

Average outstanding borrowings during the first nine months of fiscal 2009 decreased approximately $21 million, or 6.1%, as compared to the first nine months of fiscal 2008, due to improved cash flows from operations during the latter part of fiscal year 2008 and reduced capital expenditures in fiscal 2009. Average interest rates on our outstanding borrowings were 235 basis points lower during the first nine months of fiscal 2009 than in the first nine months of fiscal 2008, due to general interest rate declines. The average effective interest rate on the average of all outstanding borrowings during the first nine months of fiscal 2009 was 3.3% as compared to 5.6% for the first nine months of fiscal 2008.

Income Tax Provision.  Our tax provisions for the first nine months of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax in the first nine months of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

Net Loss.  Our net loss was $22.8 million for the first nine months of fiscal 2009, as compared to net loss of $28.5 million for the first nine months of fiscal 2008, due to the factors discussed above.

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

Fiscal 2008 was the first year since we began our large-format store expansion in fiscal 2003 that we substantially slowed our new store growth. We opened five new stores in fiscal 2008, including three relocations/consolidations of small-format stores. We opened one new store during the first nine months of fiscal 2009. We do not expect any new store openings in the next 12 months.

This change in strategy had a positive impact on our cash flows and liquidity in fiscal 2008, as we substantially reduced cash used for new store inventories, fixed assets and pre-opening expenses. This result, coupled with improvements in retail operating results, contributed to a $38 million reduction in total debt for fiscal 2008. These changes continued to impact us positively with respect to our financial position and liquidity, as inventory and total debt levels remained lower through our third quarter of fiscal 2009 versus the comparable period of fiscal 2008.  In addition, our financial position and working capital was favorably impacted during the first nine months of fiscal 2009 because of lower interest rates which resulted in $6.5 million of less interest expense in fiscal 2009 as compared to fiscal 2008.

The following chart summarizes the principal elements of our cash flow for the comparable nine month periods of fiscal 2009 and fiscal 2008 (in thousands), and the number of stores opened during each period.

	Cash Flow Summary
	39 Weeks Ended
	October 31,	November 1,
	2009	2008
Net cash used in operating activities	$(68,091)	$(49,544)
Net cash used in investing activities	(9,567)	(16,290)
Net cash provided by financing activities	77,683	64,863
Total net increase (decrease) in cash	$25	$(971)

Details of financing activities:
Borrowings under credit facility, net	$87,592	$60,251
Proceeds from short term notes payable-related parties	—	10,000
Proceeds from stock sales and exercise of options	12	235
Reductions in long-term debt	(9,921)	(5,623)
Net cash provided by financing activities	$77,683	$64,863

New store openings, including relocated stores	1	5

Net cash used in operating activities was $68.1 million in the first nine months of fiscal 2009, compared to net cash used in operating activities of $49.5 million in the first nine months of fiscal 2008. The overall $18.5 million increase in net cash used by operating activities in the comparable 39 week periods was primarily due to:

•                  an increase in cash used of $31.9 million due to greater inventory increases in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. The fiscal 2009 increases reflect merchandising our stores earlier for the upcoming hunting and holiday seasons as well as building firearms and ammunition inventory levels to meet anticipated demand.

•                  an increase of $5.1 million in cash provided from increases in accounts payable and other liabilities primarily attributable to a greater increase in inventories during the first nine months of fiscal 2009 as compared to the same period last year.

•                  a decrease in cash used as a result of the reduction in the net loss in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

Net cash used in investing activities was $9.6 million in the first nine months of fiscal 2009 and $16.3 million in the first nine months of fiscal 2008, a $6.7 million reduction in cash used. Cash invested in the first nine months of fiscal 2009 and fiscal 2008 each consisted primarily of purchases of property and equipment for stores and for information technology investments. We use cash for leasehold improvements and equipment to open new and relocated stores and to remodel and upgrade existing stores. Purchases of property and equipment also include purchases of information technology systems and expenditures for our distribution facility and our corporate headquarters.

Financing activities provided $77.7 million of cash in the first nine months of fiscal 2009 and provided $64.9 million of cash in the first nine months of fiscal 2008. In the comparable periods, the borrowings under our credit facility funded our cash used in operations as well as capital expenditures. Borrowings under the credit facility were partially offset by reductions in long term debt through scheduled payments of $9.9 million in the first nine months of fiscal 2009 and of $5.6 million in the first nine months of fiscal 2008. During fiscal 2008, we also borrowed $10.0 million from two major shareholders, with repayment now due on March 31, 2010, primarily in response to a reduction in advance rates under our revolving credit facility.

Credit Facility and Term Loans

We have maintained a revolving credit facility with Bank of America, N.A. since 2001. Currently the revolving credit facility is $345 million and offers an option to increase the revolving facility by another $55 million subject to certain terms and conditions. The actual availability under the credit facility is limited to specific advance rates on eligible inventory and accounts receivable. Typically, availability will be highest in the latter half of our fiscal year as inventory levels and advance rates increase. Interest on the outstanding indebtedness under the revolving portion of the credit facility currently accrues at the lender’s prime commercial lending rate, or, if we elect, at the one, two, three or six month LIBOR plus 1.25% to 1.75%, depending on our EBITDA, as defined in the credit agreement. Our obligations under the credit facility are secured by interests in substantially all of our assets. The table below summarizes pertinent information regarding our credit facility and term loans with Bank of America, N.A.:

	October 31, 2009	January 31, 2009
	(in thousands)

Maximum credit facility available	$345,000	$345,000
Revolver and Term Loan A balance	$292,106	$204,514
Term Loan B balance	$35,000	$37,500
Outstanding letters of credit	$8,497	$9,735
Borrowing availability	$44,101	$23,318
Interest rate at period end	2.4%	3.0%
Agreement maturity	June 2012	June 2012

Borrowing availability under our credit facility as of December 4, 2009 was $60.7 million.

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

Term Loan B has a four year maturity. As of October 31, 2009, the required principal payments remaining under Term Note B are reflected in the table below. Interest on Term Loan B is on a tiered schedule ranging from LIBOR plus 3.375% to LIBOR plus 3.875%, based on the principal amount outstanding. Term Loan B may be prepaid at any time without penalty, provided that any such prepayments are subject to specified minimum availability tests. We will not have the ability to exercise the $55 million accordion feature under our revolving credit facility while Term Loan B is outstanding. The long-term portion of Term Loan B is classified as long term debt in the consolidated balance sheets.

Due Date	Principal Due
(in thousands)
December 31, 2009	$5,000
July 31, 2010	5,000
December 31, 2010	6,250
March 31, 2011	6,250
June 30, 2011	6,250
September 30, 2011	6,250
$35,000

Credit Facility Covenants.

Effective August 2009, financial covenants under the credit facility require that availability under the line of credit not fall below 7.5% of the lower of the borrowing base, as defined, or the credit facility limit. This availability test is applied and measured on a daily basis. The financial covenants also limit our annual capital expenditures. The credit facility also contains other covenants that, among other matters, restrict our ability to incur substantial other indebtedness, create certain liens, engage in certain mergers and acquisitions, sell certain assets, enter into certain capital leases or make junior payments, including cash dividends. We were in compliance with all covenants as of October 31, 2009 and January 31, 2009.

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

Other Financings

During the first nine months of fiscal 2009 and fiscal 2008, we purchased information technology equipment totaling $1.3 million and $4.1 million, respectively, financed through capital lease transactions. These capital lease purchases are excluded from the caption “purchases of property and equipment” in our statements of cash flows as they did not require the use of cash.

Income Taxes/Net Operating Losses

Our tax provisions for the third quarters of fiscal 2009 and fiscal 2008 primarily represent minimum or net worth taxes due in various states. Certain states have adopted an adjusted gross receipts tax. We have no provision for Federal income tax for the third quarters of fiscal 2009 or fiscal 2008 due to the uncertainty of the realization of our net operating loss carryforwards. We have determined the realization of the tax benefit related to our net deferred tax asset is uncertain at this time and a valuation allowance was recorded for the entire balance of our net deferred tax asset.

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

We expect to generate cash from operations in the fourth quarter of fiscal 2009, however, if sales do not meet anticipated levels, or if there are disruptions in the credit markets that impact our credit facility, or if conditions in the retail environment cause Bank of America to lower advance rates further, our ability to generate cash from operations may be materially hampered.

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

During the next 12 months our focus will be to continue to grow the Direct segment and continue to improve the profitability of our Retail segment. Beginning with our acquisition of Overton’s, and furthered by the launch of our Gander Mountain branded internet and catalog operations, we have undertaken significant steps toward our strategy of providing multi-channel offerings to our customers. We expect we will continue to make expenditures related to our Direct segment of up to $2.0 million in the next 12 months to further this important business objective. Given the anticipated growth and the early-stage cycle of the Gander Mountain brand, we also anticipate a need to fund additional working capital for the Direct business in fiscal 2010.

Our capital requirements and cash flows are critically dependent on the availability and day-to-day use of our credit facility with Bank of America. Current borrowing availability under our facility as of December 4, 2009 was $60.7 million. However, if sales and cash flows from operations do not meet anticipated levels, if there are disruptions in the credit markets that impact our credit facility, or if conditions in the retail environment cause Bank of America to lower advance rates further, borrowing availability under our facility may not be sufficient to meet our needs and we will need to seek additional debt or equity financing in the public or private markets.

As of October 31, 2009, we have total debt obligations maturing within one year of $26.7 million, including:

(i)   the $10.0  million term loan - related party agreement,

(ii)  $10.0 million of scheduled principal payment on Term Loan B, and

(iii) $6.7 million in current maturities of all other debt.

In December 2009, the Company extended the maturity date on its $10 million term loan with its two major shareholders from December 31, 2009 to March 31, 2010.

We intend to satisfy all of our capital requirements in the next 12 months with cash flows from operations, funds available under our credit facility, and existing debt. However, if capital requirements for our business strategy change, or if sales and cash flows from operations do not meet anticipated levels, we may need to seek additional debt or equity financing in the private markets. There is no assurance that we will be successful in borrowing additional funds at reasonable rates of interest or issuing equity at a favorable valuation, or at all. The current downturn in the economy as a whole has had a significant negative impact on the retail environment. The length and ultimate severity of this downturn are uncertain and may adversely impact our results of operations and ability to obtain financing.

Our long term debt consists of the following (in thousands):

	October 31,	January 31,
	2009	2009
Term loan B	$35,000	$37,500
Equipment financing notes	10,902	13,492
Capitalized lease obligations	10,703	13,390
Term notes - related parties	10,000	10,000
Obligation from acquisition	846	1,648
Total debt obligations	67,452	76,030
Less: amounts due within one year	(26,676)	(25,628)
Long term debt	$40,775	$50,402

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

Contractual Obligations and Other Commitments

Our material off-balance sheet arrangements are operating lease obligations for substantially all of our retail stores, our distribution center and corporate office, as well as letters of credit.  We excluded these items from the balance sheet in accordance with U.S. generally accepted accounting principles. As of October 31, 2009, the minimum operating lease payments due within one year were $75 million. As of October 31, 2009, total minimum operating lease payments remaining over all of our operating leases were $699 million. These leases have an average remaining term of approximately ten years and typically provide us with several successive options to extend the term at our election. The obligation amounts stated herein include future minimum lease payments only and exclude direct operating costs, insurance, taxes and maintenance. These direct operating costs range from approximately 22%

to 24% on average of our annual retail rent expense. Issued and outstanding letters of credit were $8.5 million and $9.7 million at October 31, 2009 and January 31, 2009, respectively, and were related primarily to importing of merchandise and supporting potential insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if canceled, they are not included as outstanding contractual obligations. The merchandise purchases, for which we do have firm commitments outstanding, in addition to letters of credit, were $5.2 million and $5.4 million as of October 31, 2009 and January 31, 2009, respectively.

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

In May 2009, the FASB issued ASC Topic 855, Subsequent Events which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The accounting guidance contained in Topic 855 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, Topic 855 requires an entity to disclose the date through which subsequent events have been evaluated. Topic 855 was effective for interim and annual periods ending after June 15, 2009. The adoption of Topic 855 did not have a material impact on our consolidated financial statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our floating rate indebtedness was $337.1 million at October 31, 2009 and averaged $326.7 million during the third quarter of fiscal 2009. Our floating rate indebtedness was $356.0 million at November 1, 2008 and averaged $332.0 million during the third quarter of fiscal 2008. If short-term floating interest rates on the average second quarter of fiscal 2009 variable rate debt had increased by 100 basis points, our interest expense would have increased by approximately $817,000 assuming comparable borrowing levels. These amounts are determined by considering the impact of the hypothetical interest rates on our average amount of floating rate indebtedness outstanding.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Since the announcement of the reverse/forward stock split, three purported class action complaints have been filed in the Ramsey County District Court in St. Paul, Minnesota, by four individuals claiming to be shareholders of the Company.  All of the complaints name as defendants our company and our directors.  One of the complaints names Holiday Stationstores, Inc. and Gratco LLC as additional defendants.  Plaintiffs allege that the defendants breached their fiduciary duties, and/or aided and abetted alleged breaches of fiduciary duty by other defendants, by causing our company to engage in an allegedly unfair transaction, at an allegedly unfair price and in alleged violation of Minnesota law.  One of the complaints also alleges an express cause of action for violation of Section 302A.467 of the Minnesota statutes (Minnesota’s equitable remedies statute).  Plaintiffs sued on behalf of an alleged class consisting of all of our shareholders except defendants and their affiliates, and seek as relief an order enjoining or rescinding the Reverse/Forward Stock Split, rescissory damages, disgorgement of unspecified benefits, imposition of a constructive trust and an award of attorneys’ fees and costs of litigation.  The defendants believe that the claims made in the complaints are without merit, and intend to vigorously defend against them.

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

GANDER MOUNTAIN COMPANY

December 15, 2009	By:	/s/ David C. Pratt
David C. Pratt
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

December 15, 2009	By:	/s/ Robert J. Vold
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